Form 10-Q
period 1994-01-31
TCA CABLE TV INC
filed 1994-03-17
CIK 700997

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
  {X}   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the quarterly period ended: January 31, 1994

                                      OR

  { }   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

            For the transition period from            to

                        Commission File No.:  0-11478

                              TCA CABLE TV, INC.
            (Exact name of registrant as specified in its charter)


            TEXAS                                       75-1798185
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

   3015 S.E. LOOP 323, TYLER, TEXAS                        75701
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  903/595-3701

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X       No
                                  -----       -----

The number of shares outstanding of each of the registrant's classes of common stock as of March 14, 1994 was:

                      24,666,019 shares of common stock

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                    Page No.
                                                                                    --------
PART I - FINANCIAL INFORMATION


    Consolidated Balance Sheets - January 31, 1994 and October 31, 1993                 3

    Consolidated Statements of Operations -
         Three months ended January 31, 1994 and 1993                                   4

    Consolidated Statement of Shareholders' Equity -
         Three months ended January 31, 1994                                            5

    Consolidated Statements of Cash Flows -
         Three months ended January 31, 1994 and 1993                                  6-7

    Notes to Consolidated Financial Statements                                          8

    Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                            9

PART II - OTHER INFORMATION                                                             9

    SIGNATURES                                                                         10


                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                            January 31,     October 31,
               ASSETS                          1994            1993
                                            -----------     -----------
                                            (Unaudited)
Cash                                      $    2,538,530  $    1,450,276
                                          --------------  --------------
Accounts receivable, subscribers               4,478,131       4,723,024
                                          --------------  --------------
Accounts receivable, other                       148,110         461,796
                                          --------------  --------------
Property, plant and equipment, at cost:
   Land                                        2,636,485       2,636,485
   Distribution systems                      229,078,654     225,115,438
   Transportation equipment                    6,093,322       5,932,948
   Other                                      21,425,153      20,724,468
                                          --------------  --------------
                                             259,233,614     254,409,339
   Less accumulated depreciation            (152,988,716)   (147,998,653)
                                          --------------  --------------
                                             106,244,898     106,410,686
                                          --------------  --------------

Other assets:
   Intangibles, net of accumulated
     amortization of $56,434,351 and
     $53,536,525, respectively               171,509,551     174,407,377
   Prepaid expenses                            1,350,440         623,873
                                          --------------  --------------
                                             172,859,991     175,031,250
                                          --------------  --------------
                                          $  286,269,660  $  288,077,032
                                          ==============  ==============


                                             January 31,    October 31,
         LIABILITIES                            1994           1993
                                             -----------    -----------
                                             (Unaudited)
Accounts payable                           $   6,849,100  $   4,749,068
Accrued expenses                               9,255,971      9,713,501
Subscriber advance payments                    4,709,891      3,884,635
Income taxes payable                           3,741,714      1,212,732
Deferred income taxes                         37,712,886     35,012,886
Term debt                                    132,451,927    143,253,390
                                           -------------  -------------
                                             194,721,489    197,826,212
                                           -------------  -------------
Contingencies and commitments

 SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
  5,000,000 shares authorized; none
  issued
Common stock, $.10 par value, 60,000,000
  shares authorized; 24,713,345 and
  24,706,696 shares issued, respect            2,471,335      2,470,670
Additional paid-in capital                    42,445,541     42,300,381
Retained earnings                             47,175,049     46,023,523
                                           -------------  -------------
                                              92,091,925     90,794,574
Less treasury stock,
  49,828 shares, at cost                        (543,754)      (543,754)
                                           -------------  -------------
                                              91,548,171     90,250,820
                                           -------------  -------------
                                           $ 286,269,660  $ 288,077,032
                                           =============  =============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                    Three Months Ended
                                                       January 31,
                                               -----------------------------
                                                   1994             1993
                                               ------------    -------------
CATV revenues                                  $ 39,278,593    $  36,650,223


Operating expenses:
  Salaries, wages and benefits                    6,908,333        6,118,078
  Programming costs                               8,871,453        7,858,766
  Other operating expenses                        1,286,183        1,221,009
  Selling, general and administrative             2,664,784        2,635,713
  Depreciation and amortization                   8,352,263        8,213,375
                                               ------------    -------------
                                                 28,083,016       26,046,941
                                               ------------    -------------
  Operating income                               11,195,577       10,603,282


Other income                                        658,233          108,045
Interest expense                                 (2,489,326)      (2,884,499)
                                               ------------    -------------
  Income before income taxes                      9,364,484        7,826,828
                                               ------------    -------------
Provision for income taxes:
  Current                                         2,800,000        2,113,000
  Deferred                                          800,000          939,000
                                               ------------    -------------
                                                  3,600,000        3,052,000
                                               ------------    -------------
  Income before cumulative effect of change
     in accounting principle                      5,764,484        4,774,828

Cumulative effect of change in accounting
     principle                                   (1,900,000)
                                               ------------    -------------
  Net income                                   $  3,864,484    $   4,774,828
                                               ============    =============
Earnings per common share before cumulative
     effect of change in accounting principle  $       0.23    $        0.19

Cumulative effect of change in accounting
     principle                                        (0.07)
                                               ------------    -------------
Earnings per common share                      $       0.16    $        0.19
                                               ============    =============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                                Common Stock Issued          Additional
                                              -------------------------        Paid-In         Retained        Treasury
                                                Shares         Amount          Capital         Earnings          Stock
                                              ----------    -----------    --------------    ------------    ------------
     Balance, October 31, 1993                24,706,696    $ 2,470,670    $   42,300,381    $ 46,023,523    $  (543,754)
        Net income for the three months
        ended January 31, 1994                                                                  3,864,484
        Issuance of common stock                   5,105            511           133,286
        Stock options exercised                    1,544            154            11,874
        Cash dividends at $.11 a share                                                         (2,712,958)
                                              ----------    -----------    --------------    ------------    -----------
     Balance, January 31, 1994                24,713,345    $ 2,471,335    $   42,445,541    $ 47,175,049    $  (543,754)
                                              ==========    ===========    ==============    ============    ===========





                    The accompanying notes are an integral
                part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                 Three Months Ended
                                                                     January 31,
                                                           ------------------------------
                                                                 1994           1993
                                                           -------------   --------------
Cash flows from operating activities:
   Cash received from customers                            $  40,662,428   $  37,667,459
   Cash paid to suppliers and employees                      (18,553,204)    (15,740,692)
   Other revenue received                                         98,868         108,045
   Interest paid                                              (2,617,142)     (2,960,902)
   Income taxes paid                                            (271,018)        (53,500)
                                                           -------------   -------------
      Net cash provided by operating activities               19,319,932      19,020,410
                                                           -------------   -------------
Cash flows from investing activities:
   Payments for purchases of companies
     and CATV systems
   Capital expenditures                                       (5,498,485)     (6,671,404)
   Proceeds from sales of assets                                 769,200
                                                           -------------   -------------
      Net cash used in investing activities                   (4,729,285)     (6,671,404)
                                                           -------------   -------------
Cash flows from financing activities:
   Borrowings of term debt                                     9,599,990         900,000
   Repayments of term debt                                   (20,401,453)    (10,161,315)
   Proceeds from stock options exercised                          12,029          36,727
   Dividends paid                                             (2,712,959)     (2,456,513)
                                                           -------------   -------------
      Net cash provided by (used in) financing activities    (13,502,393)    (11,681,101)
                                                           -------------   -------------
Net increase (decrease) in cash and cash equivalents           1,088,254         667,905

Cash and cash equivalents at beginning of period               1,450,276         818,536
                                                           -------------   -------------
Cash and cash equivalents at end of period                 $   2,538,530   $   1,486,441
                                                           =============   =============





                    The accompanying notes are an integral
                part of the consolidated financial statements.

                     TCA CABLE TV, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                  (UNAUDITED)


                                                                  Three Months Ended
                                                                     January 31,
                                                            ----------------------------
                                                                 1994           1993
                                                            -------------  -------------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                               $   3,864,484  $   4,774,828
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Cumulative effect of change in accounting principle        1,900,000
     Depreciation expense                                       5,454,437      5,360,134
     Amortization expense                                       2,897,826      2,853,241
     (Gain) loss on sale of assets                               (559,365)
     Deferred income taxes                                        800,000        939,000
     Contribution of common stock to retirement plan              133,798        119,979
     (Increase) decrease in other assets                         (726,567)      (493,616)
     (Increase) decrease in accounts receivable, subscribers      244,893       (249,761)
     (Increase) decrease in accounts receivable, other            313,686        357,199
     Increase (decrease) in subscriber advance payments           825,256        909,798
     Increase (decrease) in accrued expenses                     (457,530)       461,567
     Increase (decrease) in income taxes payable                2,528,982      2,059,500
     Increase (decrease) in accounts payable                    2,100,032      1,928,541
                                                            -------------  -------------
Net cash provided by operating activities                   $  19,319,932  $  19,020,410
                                                            =============  =============





                    The accompanying notes are an integral
                part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



     A. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with generally accepted accounting principles.

           These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

           The financial statements as of January 31, 1994 and for the three month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

     B. The consolidated statements of operations for the three months ended January 31, 1994, are not necessarily indicative of the operating results to be expected for the full year.

     C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,695,803 shares and 24,587,494 shares for 1994 and 1993, respectively.

     D. Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilites and assets are determined based on the difference between the financial statement and tax bases of assets and liabilites using enacted tax rates in effect for the year in which the differences are expected to reverse. As of November 1, 1993, the Company recorded a one-time tax charge of $1,900,000 or $.07 per share, which amount represents the net increase to the deferred tax liability as of that date. Such amount has been reflected in the consolidated statements of operations as the cumulative effect of a change in accounting principle.

     E. On December 1, 1993, the Company sold the assets of a cable television system serving 641 subscribers in one city. The sales price was $769,200 resulting in an increase in net income of approximately $344,000 or $.01 per share.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of the three-month period ended January 31, 1994, with the same three-month period of the prior year reveals increases in revenues, operating income and income before cumulative effect of change in
accounting principle.   Revenues, operating income, and income before
cumulative effect of change in accounting principle increased by approximately 7%, 6% and 21%, respectively. Net income decreased 19% as a result of the adoption of SFAS 109. See note D.

The revenue increase was mostly attributable to internal growth. The Company's basic accounts increased from 442,356 at January 31, 1993 to 457,061 at January 31, 1994 or approximately 3%. Average revenue per account increased from $27.76 to $28.72 or approximately 3%.

Operating expenses increased approximately 8% during the first quarter of fiscal 1994 as compared to the first quarter of fiscal 1993. Management attributes approximately 39% of this increase to increased salaries, wages and benefits and approximately 50% to increases in programming costs. The remainder of the increase in operating expenses arises from general expansion of the Company's cable system operations.

Interest expense decreased by $395,000 or approximately 14%. The decrease was attributable to a reduction in term debt.

LIQUIDITY AND CAPITAL RESOURCES - The Company's capital expenditures have been primarily for cable system construction, upgrading and rebuilding, acquisition of other cable systems and purchases of converters to be furnished to subscribers.

Expenditures for rebuilding, upgrading and maintaining the Company's cable systems and for converter purchases have been financed principally with cash flow from operations. Acquisitions of cable systems have generally been financed with cash flow from operations and through bank borrowings.


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit A - None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                               TCA CABLE TV, INC.

Date:  March 16, 1994                          /s/ ROBERT M. ROGERS
                                               Robert M. Rogers, Chairman and
                                                 Chief Executive Officer

Date:  March 16, 1994                          /s/ JIMMIE F. TAYLOR
                                               Jimmie F. Taylor, Vice President,
                                                 CFO and Treasurer