Form 10-Q
period 1994-04-30
TCA CABLE TV INC
filed 1994-06-13
CIK 700997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
  ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  April 30, 1994


                                      OR


  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________  to ______________


                         Commission File No:  0-11478


                              TCA CABLE TV, INC.
            (Exact name of registrant as specified in its charter)


          Texas                                          75-1798185
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


3015 S. E. Loop 323, Tyler, Texas                          75701
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


                    Yes     X                     No
                         -------                     -------

The number of shares outstanding of each of the registrant's classes of common stock as of June 9, 1994 was:

                        24,563,958 shares of common stock

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS





                                                                          Page No.
                                                                          --------
PART I - FINANCIAL INFORMATION


       Consolidated Balance Sheets - April 30, 1994 and October 31, 1993     3

       Consolidated Statements of Operations -
            Three and Six months ended April 30, 1994 and 1993               4

       Consolidated Statement of Shareholders' Equity -
            Six months ended April 30, 1994                                  5

       Consolidated Statements of Cash Flows -
            Six months ended April 30, 1994 and 1993                        6-7

       Notes to Consolidated Financial Statements                            8

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              9

PART II - OTHER INFORMATION                                                  9

       SIGNATURES                                                           10


                     TCA CABLE TV, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                              April 30,         October 31,
       ASSETS                                   1994               1993
                                            ------------      -------------
                                             (Unaudited)
Cash                                        $  1,526,943      $   1,450,276
                                            ------------      -------------
Accounts receivable, subscribers               4,354,161          4,723,024
                                            ------------      -------------
Accounts receivable, other                       218,230            461,796
                                            ------------      -------------
Investments, at cost                             111,929                 --
                                            ------------      -------------
Property, plant and equipment, at cost:
  Land                                         2,656,640          2,636,485
  Distribution systems                       235,106,083        225,115,438
  Transportation equipment                     6,480,329          5,932,948
  Other                                       22,257,865         20,724,468
                                            ------------      -------------
                                             266,500,917        254,409,339
  Less accumulated depreciation             (158,197,708)      (147,998,653)
                                            ------------      -------------
                                             108,303,209        106,410,686
                                            ------------      -------------
Other assets:
  Intangibles, net of accumulated
    amortization of $59,333,276 and
    $53,536,525, respectively                168,670,164        174,407,377
  Prepaid expenses                             1,242,110            623,873
                                            ------------      -------------
                                             169,912,274        175,031,250
                                            ------------      -------------
                                            $284,426,746      $ 288,077,032
                                            ============      =============

                                              April 30,         October 31,
    LIABILITIES                                 1994               1993
                                            ------------      -------------
                                             (Unaudited)
Accounts payable                           $   4,423,297      $   4,749,068
Accrued expenses                               9,834,885          9,713,501
Subscriber advance payments                    4,123,318          3,884,635
Income taxes payable                             322,075          1,212,732
Deferred income taxes                         38,512,886         35,012,886
Term debt                                    132,450,437        143,253,390
                                           -------------      -------------
                                             189,666,898        197,826,212
                                           -------------      -------------
Contingencies and commitments


   SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
 5,000,000 shares authorized; none
 issued
Common stock, $10 par value, 60,000,000
 shares authorized; 24,721,844 and
 24,706,696 shares issued, respectively        2,472,184          2,470,670
Additional paid-in capital                    42,607,013         42,300,381
Retained earnings                             50,224,405         46,023,523
                                           -------------      -------------
                                              95,303,602         90,794,574

Less treasury stock,                            (543,754)          (543,754)
                                           -------------      -------------
 49,828 shares, at cost                       94,759,848         90,250,820
                                           -------------      -------------
                                           $ 284,426,746      $ 288,077,032
                                           =============      =============



                 The acccompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                        Three Months Ended              Six Months Ended
                                                             April 30,                      April 30,
                                                 ------------------------------- ------------------------------
                                                        1994            1993           1994           1993
                                                 ---------------- -------------- -------------- ---------------
CATV revenues                                    $     39,848,022 $   37,843,791 $   79,126,615 $    74,494,014



Operating expenses:
  Salaries, wages and benefits                          7,623,348      6,178,509     14,531,681      12,296,587
  Programming costs                                     8,924,821      8,317,202     17,796,274      16,175,968
  Other operating expenses                              1,472,291      1,182,512      2,758,474       2,403,521
  Selling, general and administrative                   2,747,857      2,547,982      5,412,641       5,183,695
  Depreciation and amortization                         8,426,557      8,633,591     16,778,820      16,846,966
                                                 ---------------- -------------- -------------- ---------------
                                                       29,194,874     26,859,796     57,277,890      52,906,737
                                                 ---------------- -------------- -------------- ---------------
  Operating income                                     10,653,148     10,983,995     21,848,725      21,587,277


Other income                                              983,734        132,837      1,641,967         240,882
Interest expense                                       (2,373,969)    (2,794,912)    (4,863,295)     (5,679,411)
                                                 ---------------- -------------- -------------- ---------------
  Income before income taxes                            9,262,913      8,321,920     18,627,397      16,148,748
                                                 ---------------- -------------- -------------- ---------------

Provision for income taxes:
  Current                                               2,700,000      2,247,000      5,500,000       4,360,000
  Deferred                                                800,000        999,000      1,600,000       1,938,000
                                                 ---------------- -------------- -------------- ---------------
                                                        3,500,000      3,246,000      7,100,000       6,298,000
                                                 ---------------- -------------- -------------- ---------------
Income before cumulative effect of
  change in accounting principle                        5,762,913      5,075,920     11,527,397       9,850,748

Cumulative effect of change in
  accounting principle                                                               (1,900,000)
                                                 ---------------- -------------- -------------- ---------------
   Net Income                                    $      5,762,913 $    5,075,920 $    9,627,397 $     9,850,748
                                                 ================ ============== ============== ===============
Earnings per common share before
  cumulative change in accounting principle      $           0.24 $         0.21 $         0.47 $          0.40

Cumulative effect of change in
  accounting principle                                                                    (0.07)
                                                 ---------------- -------------- -------------- ---------------
Earnings per common share                        $           0.24 $         0.21 $         0.40 $          0.40
                                                 ================ ============== ============== ===============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                     TCA CABLE TV, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                                 (UNAUDITED)




                                                Common Stock Issued             Additional
                                          --------------------------------       Paid-In        Retained        Treasury
                                             Shares               Amount         Captial        Earnings          Stock
                                          -----------          -----------      -----------    -----------     -----------
Balance, October 31, 1993                  24,706,696          $ 2,470,670      $42,300,381    $46,023,523     $ (543,754)
  Net income for the six months                                                                  9,627,397
  ended April 30, 1994
  Issuance of common stock                     12,044                1,204          275,305
  Stock options exercised                       3,104                  310           31,327
  Cash dividends at $.22 a share                                                                (5,426,515)
                                           ----------          -----------      -----------    -----------     ----------
Balance, April 30, 1994                    24,721,844          $ 2,472,184      $42,607,013    $50,224,405     $ (543,754)
                                           ==========          ===========      ===========    ===========     ==========










                    The accompanying notes are an integral
                part of the consolidated financial statements.

                     TCA CABLE TV, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                     Six Months Ended
                                                                         April 30,
                                                             ---------------------------------
                                                                    1994             1993
                                                             ---------------  ----------------
Cash flows from operating activities:
   Cash received from customers                              $    79,977,727  $     75,085,728
   Cash paid to suppliers and employees                          (40,877,191)      (36,199,098)
   Other revenue received                                            182,298           240,882
   Interest paid                                                  (5,031,290)       (5,802,760)
   Income taxes paid                                              (6,390,657)       (3,659,207)
                                                             ---------------  ----------------
      Net cash provided by operating activities                   27,860,887        29,665,545
                                                             ---------------  ----------------

Cash flows from investing activities:
   Payments for purchases of companies
     and CATV systems                                               (111,929)       (2,127,677)
   Capital expenditures                                          (13,252,411)      (12,593,220)
                                                             ---------------  ----------------
      Net cash used in investing activities                      (13,364,340)      (14,720,897)
                                                             ---------------  ----------------
Cash flows from financing activities:
   Borrowings of term debt                                        35,199,990        76,299,999
   Repayments of term debt                                       (46,002,942)      (85,562,662)
   Proceeds from sale of cable systems                             1,777,950
   Proceeds from stock options exercised                              31,639            77,280
   Dividends paid                                                 (5,426,517)       (4,919,049)
                                                             ---------------  ----------------
      Net cash provided by (used in) financing activities        (14,419,880)      (14,104,432)
                                                             ---------------  ----------------
Net increase (decrease) in cash and cash equivalents                  76,667           840,216

Cash and cash equivalents at beginning of period                   1,450,276           818,536
                                                             ---------------  ----------------
Cash and cash equivalents at end of period                   $     1,526,943  $      1,658,752
                                                             ===============  ================





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                  (UNAUDITED)


                                                                     Six Months Ended
                                                                         April 30,
                                                             ---------------------------------
                                                                    1994             1993
                                                             ---------------  ----------------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                                $     9,627,397  $      9,850,748
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation expense                                         10,982,068        10,950,861
     Amortization expense                                          5,796,751         5,896,105
     Deferred income taxes                                         3,500,000         1,938,000
     Contribution of common stock to retirement plan                 276,509           227,893
     (Increase) decrease in other assets                            (618,237)         (737,715)
     (Increase) decrease in accounts receivable, subscribers         368,863          (278,583)
     (Increase) decrease in accounts receivable, other               243,566           263,578
     (Gain) loss on sale of assets                                (1,459,669)
     Increase (decrease) in subscriber advance payments              238,683           606,719
     Increase (decrease) in accrued expenses                         121,384         2,188,736
     Increase (decrease) in income taxes payable                    (890,657)          700,793
     Increase (decrease) in accounts payable                        (325,771)       (1,941,590)
                                                             ---------------  ----------------
Net cash provided by operating activities                    $    27,860,887  $     29,665,545
                                                             ===============  ================





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

The financial statements as of April 30, 1994 and for the six month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the six months ended April 30, 1994, are not necessarily indicative of the operating results to be expected for the full year.

C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,685,832 shares and 24,613,854 shares for 1994 and 1993, respectively.

D. On March 1, 1994, the Company sold the assets of the cable television systems serving 807 subscribers in two cities. The sales price was $1,009,000 resulting in an increase in net income of approximately $558,000 or $.02 per share.

E. In March 1994, the Company acquired 40% of the stock of Intermedia Technologies, Inc. The Company also acquired a 40% interest in Intermedia Technologies, Ltd., a limited partnership engaged in telecommunications engineering and construction. Intermedia Technologies, Inc. is the general partner of Intermedia Technologies, Ltd. The Company's investment in both entities was approximately $120,000 paid in cash from operations.

F. In April 1994, the Company acquired 80% of the stock of AvComm Corporation ("AvComm"), a new company formed to sell telecommunications services. The purchase price of $160,000 was obtained from operations. The consolidated financial statements include the accounts of AvComm. All material intercompany transactions and balances have been eliminated.

G. On May 3, 1994, the Company announced its intention to buy back into treasury up to one million shares of the Company's common stock. Shares purchased will be available for use in acquisitions or other corporate purposes. As of June 9, 1994, the Company had repurchased 110,000 shares.

H. On June 1, 1994, the Company acquired 50% of the common stock of TCA Communications, Inc. ("TCAC"). TCAC is a new corporation whose initial purpose will be to sell long distance telephone services in the cable television communities presently served by the Company and in other adjacent markets. The acquisition was funded by the payment of $2 million in cash obtained from operations. The remaining 50% of TCAC is owned by a privately held independent long distance company.

                     TCA CABLE TV, INC. AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of the three-month period ended April 30, 1994, with the same three-month period of the prior year reveals increases in revenues and net income. Revenues and net income increased by approximately 5% and 14%, respectively. Operating income decreased by approximately 3%.

The revenue increase was mostly attributable to internal growth. The Company's basic accounts increased from 449,183 at April 30, 1993 to 460,360 at April 30, 1994 or approximately 2%. Average revenue per account increased from $28.00 to $28.80 or approximately 3%.

Operating expenses increased approximately 9% during the second quarter of fiscal 1994 as compared to the second quarter of fiscal 1993. Management attributes approximately 62% of this increase to increased salaries, wages and benefits and approximately 26% to increases in programming costs. The remainder of the increase in operating expenses arises from general expansion of the Company's cable system operations.

Interest expense decreased by $421,000 or approximately 15%. The decrease was attributable to the repayment of term debt.

During the second quarter of 1994, several of the Company's cable television systems were severely damaged by ice storms. The uninsured damages from these ice storms decreased the Company's revenue for the second quarter by approximately $224,000. Operating income before depreciation was reduced approximately $598,000 or 3% and net income was reduced approximately $371,000, or 1%.

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

                                           TCA CABLE TV, INC.


Date: June 9, 1994                         /s/ ROBERT M. ROGERS
                                           Robert M. Rogers, Chairman and
                                            Chief Executive Officer


Date: June 9, 1994                         /s/ JIMMIE F. TAYLOR
                                           Jimmie F. Taylor, Vice President,
                                            CFO and Treasurer