Form 10-Q
period 1994-07-31
TCA CABLE TV INC
filed 1994-09-09
CIK 700997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


       (Mark One)
         ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly  July 31, 1994


                                       OR


         (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from              to
                                               ------------    ------------

                         Commission File No.: 0-11478


                               TCA CABLE TV, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                      75-1798185
   ------------------------------          ------------------------------------
  (State or other jurisdiction of          (IRS Employer Identification Number)
  incorporation or organization)


    3015 SSE Loop 323, Tyler, Texas                        75701
- - ----------------------------------------                 ----------
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

                         Yes     X                  No
                                ---                      ---

The number of shares outstanding of each of the registrant's classes of common stock as of September 7, 1994 was:

                        24,569,344 shares of common stock

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS





                                                                            Page No.
                                                                            --------
PART I - FINANCIAL INFORMATION


       Consolidated Balance Sheets - July 31, 1994 and October 31, 1993        3

       Consolidated Statements of Operations -
            Three and nine months ended July 31, 1994 and 1993                 4

       Consolidated Statement of Shareholders' Equity -
            Nine months ended July 31, 1994                                    5

       Consolidated Statements of Cash Flows -
            Nine months ended July 31, 1994 and 1993                          6-7

       Notes to Consolidated Financial Statements                              8

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                9

PART II - OTHER INFORMATION                                                    9

       SIGNATURES                                                             10

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                               July 31,         October 31,
               ASSETS                            1994              1993
                                           ---------------   ---------------
                                              (Unaudited)
Cash                                       $     1,841,502   $     1,450,276
                                           ---------------   ---------------
Accounts receivable, subscribers                 4,818,745         4,723,024
                                           ---------------   ---------------
Accounts receivable, other                         238,414           461,796
                                           ---------------   ---------------
Investments, at cost                             2,285,581           -
                                           ---------------   ---------------
Property, plant and equipment, at cost:
   Land                                          2,671,200         2,636,485
   Distribution systems                        241,387,452       225,115,438
   Transportation equipment                      6,814,651         5,932,948
   Other                                        23,163,085        20,724,468
                                           ---------------   ---------------
                                               274,036,388       254,409,339
   Less accumulated depreciation              (163,680,053)     (147,998,653)
                                           ---------------   ---------------
                                               110,356,335       106,410,686
                                           ---------------   ---------------

Other assets:
   Intangibles, net of accumulated
     amortization of $62,231,652 and
     $53,536,525, respectively                 166,164,167       174,407,377
   Prepaid expenses                              1,164,311           623,873
                                           ---------------   ---------------
                                               167,328,478       175,031,250
                                           ---------------   ---------------

                                           $   286,869,055   $   288,077,032
                                           ===============   ===============

                                               July 31,         October 31,
              LIABILITIES                        1994              1993
                                           ---------------   ---------------
                                             (Unaudited)
Accounts payable                           $     3,576,591   $     4,749,068
Accrued expenses                                12,728,715         9,713,501
Subscriber advance payments                      4,018,952         3,884,635
Income taxes payable                               112,132         1,212,732
Deferred income taxes                           39,312,886        35,012,886
Term debt                                      131,748,911       143,253,390
                                           ---------------   ---------------
                                               191,498,187       197,826,212
                                           ---------------   ---------------

Contingencies and commitments

       SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
  5,000,000 shares authorized; none
  issued
Common stock, $.10 par value, 60,000,000
  shares authorized; 24,727,421 and
  24,706,696 shares issued, respectively         2,472,742         2,470,670
Additional paid-in capital                      42,725,821        42,300,381
Retained earnings                               52,876,060        46,023,523
                                           ---------------   ---------------
                                                98,074,623        90,794,574
Less treasury stock, at cost, 159,828
  and 49,828 shares, respectively               (2,703,754)         (543,754)
                                           ---------------   ---------------
                                                95,370,869        90,250,820
                                           ---------------   ---------------

                                           $   286,869,055   $   288,077,032
                                           ===============   ===============




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                 Three Months Ended                    Nine Months Ended
                                                      July 31,                              July 31,
                                                 ------------------                    -----------------
                                               1994                1993              1994               1993
                                        ---------------    ---------------    ---------------    ---------------
CATV revenues                           $    41,077,677    $    38,304,936    $   120,204,292    $   112,798,950
                                        ---------------    ---------------    ---------------    ---------------
Operating expenses:
  Salaries, wages and benefits                7,167,566          6,595,177         21,699,247         18,891,764
  Programming costs                           9,285,814          8,434,197         27,082,088         24,610,165
  Other operating expenses                    1,448,251          1,300,186          4,206,725          3,703,707
  Selling, general and administrative         3,020,524          2,619,141          8,433,165          7,802,836
  Depreciation and amortization               8,380,720          8,295,477         25,159,540         25,142,443
                                        ---------------    ---------------    ---------------    ---------------
                                             29,302,875         27,244,178         86,580,765         80,150,915
                                        ---------------    ---------------    ---------------    ---------------
  Operating income                           11,774,802         11,060,758         33,623,527         32,648,035


Other income                                     77,106             84,845          1,719,073            325,727
Interest expense                             (2,448,017)        (2,706,032)        (7,311,312)        (8,385,443)
                                        ---------------    ---------------    ---------------    ---------------
  Income before income taxes                  9,403,891          8,439,571         28,031,288         24,588,319
                                        ---------------    ---------------    ---------------    ---------------

Provision for income taxes:
  Current                                     3,250,000          1,656,500          8,750,000          6,016,500
  Deferred                                      800,000          1,795,500          2,400,000          3,733,500
                                        ---------------    ---------------    ---------------    ---------------
                                              4,050,000          3,452,000         11,150,000          9,750,000
Income before cumulative effect of      ---------------    ---------------    ---------------    ---------------
   change in accounting principle             5,353,891          4,987,571         16,881,288         14,838,319

Cumulative effect of change in
   accounting principle                                                            (1,900,000)
                                        ---------------    ---------------    ---------------    ---------------
  Net income                            $     5,353,891    $     4,987,571    $    14,981,288    $    14,838,319
                                        ===============    ===============    ===============    ===============
Earnings per common share before
   cumulative effect of change in
   accounting principle                 $          0.21    $          0.20    $          0.68    $          0.60

Cumulative effect of change in
   accounting principle                                                                 (0.07)
                                        ---------------    ---------------    ---------------    ---------------
Earnings per common share               $          0.21    $          0.20    $          0.61    $          0.60
                                        ===============    ===============    ===============    ===============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                                 Common Stock Issued           Additional
                                             ---------------------------        Paid-In           Retained         Treasury
                                               Shares          Amount           Capital           Earnings           Stock
                                             ----------    -------------     -------------     -------------     ------------
     Balance, October 31, 1993               24,706,696    $   2,470,670     $  42,300,381     $  46,023,523     $   (543,754)

        Net income for the nine months                                                            14,981,288
        ended July 31, 1994

        Issuance of common stock                 17,571            1,757           393,348

        Stock options exercised                   3,154              315            32,092

        Treasury stock purchased                                                                                   (2,160,000)

        Cash dividends at $.33 a share                                                            (8,128,751)
                                             ----------    -------------     -------------     -------------     ------------
     Balance, July 31, 1994                  24,727,421    $   2,472,742     $  42,725,821     $  52,876,060     $ (2,703,754)
                                             ==========    =============     =============     =============     ============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                           Nine Months Ended
                                                                                July 31,
                                                                           -----------------
                                                                        1994               1993
                                                                  ----------------  -----------------
Cash flows from operating activities:
   Cash received from customers                                   $    120,466,270  $    112,809,405
   Cash paid to suppliers and employees                                (59,630,482)      (52,721,063)
   Other revenue received                                                  301,316           325,727
   Interest paid                                                        (7,404,651)       (8,515,123)
   Income taxes paid                                                    (9,850,600)       (5,559,082)
                                                                  ----------------  ----------------
      Net cash provided by operating activities                         43,881,853        46,339,864
                                                                  ----------------  ----------------
Cash flows from investing activities:
   Payments for purchases of companies
     and CATV systems                                                   (2,905,411)       (6,932,650)
   Capital expenditures                                                (20,602,344)      (16,443,787)
   Proceeds from sale of assets                                          1,777,950           -
                                                                  ----------------  ----------------
      Net cash used in investing activities                            (21,729,805)      (23,376,437)
                                                                  ----------------  ----------------
Cash flows from financing activities:
   Borrowings of term debt                                              53,599,990        86,399,999
   Repayments of term debt                                             (65,104,469)     (101,564,044)
   Treasury stock purchased                                             (2,160,000)
   Proceeds from stock options exercised                                    32,407            77,742
   Dividends paid                                                       (8,128,750)       (7,382,128)
                                                                  ----------------  ----------------
      Net cash provided by (used in) financing activities              (21,760,822)      (22,468,431)
                                                                  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                       391,226           494,996

Cash and cash equivalents at beginning of period                         1,450,276           818,536
                                                                  ----------------  ----------------
Cash and cash equivalents at end of period                        $      1,841,502  $      1,313,532
                                                                  ================  ================





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)


                                                                           Nine Months Ended
                                                                               July 31,
                                                                  ----------------------------------
                                                                         1994              1993
                                                                  ----------------  ----------------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                                     $     14,981,288  $     14,838,319
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation expense                                               16,464,413        16,235,321
     Amortization expense                                                8,695,127         8,907,122
     Deferred income taxes                                               4,300,000         3,733,500
     Contribution of common stock to retirement plan                       395,105           343,816
     (Gain) loss on sale of assets                                      (1,459,669)
     Share of (earnings) losses of affiliates                               41,912
     (Increase) decrease in other assets                                  (540,438)         (602,937)
     (Increase) decrease in accounts receivable, subscribers               (95,721)         (733,088)
     (Increase) decrease in accounts receivable, other                     223,382           452,256
     Increase (decrease) in subscriber advance payments                    134,317           291,287
     Increase (decrease) in accrued expenses                             3,015,214         3,178,302
     Increase (decrease) in income taxes payable                        (1,100,600)          457,418
     Increase (decrease) in accounts payable                            (1,172,477)         (761,452)
                                                                  ----------------  ----------------
Net cash provided by operating activities                         $     43,881,853  $     46,339,864
                                                                  ================  ================





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

The financial statements as of July 31, 1994 and for the nine month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the nine months ended July 31, 1994, are not necessarily indicative of the operating results to be expected for the full year.

C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,579,529 shares and 24,652,524 shares for 1994 and 1993, respectively.

D. On July 1, 1994, the Company acquired the assets of the cable television system serving Elm Springs, Arkansas and parts of Springdale, Arkansas. This cable television system is located adjacent to, and will be operated by, a currently owned system of the Company. The acquisition was funded by the payment of $515,665 in cash obtained from operations.

E. On May 3, 1994, the Company announced its intention to buy back into treasury up to one million shares of the Company's common stock. Shares purchased will be available for use in acquisitions or other corporate purposes. As of September 7, 1994, the Company had repurchased 110,000 shares.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of the three-month period ended July 31, 1994 with the same three-month period of the prior year reveals increases in revenues, operating income and net income. Revenues, operating income, and net income increased by approximately 7%, 6% and 7%, respectively.

The revenue increase was mostly attributable to internal growth. The Company's basic accounts increased from 445,969 at July 31, 1993 to 454,568 at July 31, 1994 or approximately 2%. Average revenue per account increased from $28.25 to $29.30 or approximately 4%.

Operating expenses increased approximately 8% during the third quarter of fiscal 1994 as compared to the third quarter of fiscal 1993. Management attributes approximately 28% of this increase to increased salaries, wages and benefits and approximately 41% to increases in programming costs. The remainder of the increase in operating expenses arises from general expansion of the Company's cable system operations.

Interest expense decreased by approximately $258,000 or 10%. The decrease was attributable to the repayment of term debt.

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


                          PART II - OTHER INFORMATION

Item 5.  Other Information

             (a)  Exhibit 27 - Financial Data Schedule

               The Financial Data Schedule contains selected financial data from this filing which must be submitted electronically under the "EDGAR" reporting system. Printed copies of this filing will not include this exhibit.

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

                                           TCA CABLE TV, INC.


Date:  September 7, 1994                   /s/  Robert M. Rogers
                                           Robert M. Rogers, Chairman and
                                            Chief Executive Officer


Date:  September 7, 1994                   /s/  Jimmie F. Taylor
                                           Jimmie F. Taylor, Vice President,
                                            CFO and Treasurer