Form 10-K
period 1994-10-31
TCA CABLE TV INC
filed 1995-01-30
CIK 700997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

    (Mark One)
      [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended October 31, 1994
                                            ----------------

                                      OR

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from ____________ to _____________

                         Commission File No.: 0-11478
                                              -------

                              TCA CABLE TV, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Texas                                         75-1798185
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

    3015 SSE Loop 323, Tyler, Texas                                75701
- ----------------------------------------                 -----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: 903/595-3701

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
- -------------------                   -----------------------------------------
       None                                              None

         Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.10 par value
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             --------------------

The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the NASDAQ, on January 6, 1995 ($22.125) was $391,816,913. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock as of January 6, 1995 was:
                      24,577,607 shares of common stock.
                      ----------

Documents incorporated by reference: Part III Items 11, 12 and 13 are incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 30, 1995.

                                   PART   I


Item  1.  Business

General

TCA Cable TV, Inc. ("the Company") is engaged in the development, operation and management of cable television systems. (1) At October 31, 1994, the Company owned and operated 51 cable television systems which had approximately 465,000 subscribers and managed 2 systems which are owned by affiliated corporations and had approximately 3,500 subscribers. (2) The Company is listed in industry trade publications as one of the 30 largest operators of cable television systems in the United States (including subscribers in managed systems). The Company's systems are located primarily in smaller markets in Texas, Louisiana, Arkansas, Mississippi and New Mexico where over-the-air television reception is unsatisfactory, and the Company intends to continue to concentrate its activities in these and similar areas.

The Company was organized as a Texas corporation in December, 1981, to consolidate the ownership of four corporations which had been developing and operating cable television systems since 1965, 1973, 1975 and 1976, respectively. Unless the context otherwise requires, all references to "TCA Cable TV, Inc." and the "Company" in this report shall refer to TCA Cable TV, Inc. and its predecessors and subsidiaries.

The Cable Television Industry

Cable television is a service which delivers to the home varied entertainment and information programming, either as transmitted by licensed radio and television stations or programming designed specifically for cable distribution. Radio and television signals are received by "off-air" antennae, microwave relay systems and satellite earth stations and are modulated and amplified at an electronic control center, or "headend", for distribution through a network of aerial or underground coaxial cables or optical fiber to television sets owned by subscribers. Subscribers generally pay a monthly fee for the service. Cable systems generally operate under non-exclusive franchises granted by local or state governmental authorities. The growth of the cable television industry has been accompanied by a significant number of operator consolidations.

The cable television industry began in the early 1950's. The industry's birth and subsequent growth was the result of demand for more stations and improved reception in areas where over-the-air television reception was unsatisfactory because of topography or remoteness from broadcast towers. The use of cable as the means of providing additional television channels and improved over-the-air reception is now generally referred to as "basic service", and normally consists of programming available from nearby over-the-air television channels, public channels and a limited number of channels relayed from distant cities, and satellite programming. Additional satellite programming services are offered in a separate "expanded basic" service for an additional charge. For an additional monthly or individual event charge, cable operators also provide subscribers a choice of "premium services" (referred to as "Pay TV" or "Pay-Per-View"), generally consisting of feature films, sporting and other special entertainment events. The availability of cable specific channels and premium service has established cable television as an entertainment medium in addition to fulfilling its original

- --------------------
(1) A system includes all areas served from a single administrative office. A system may include one or more "headends" and the cable properties related thereto, and one or more communities or franchise areas.

(2) The Company reports its subscribers based on the number of separate accounts billed. The Company's practice differs from the "subscriber equivalent" method used by some other cable system operators. The
Company estimates that the use of subscriber equivalents in its reporting would increase its number of subscribers by approximately 5%.

purpose to provide better over-the-air television reception. This development has led to significant growth of cable television in larger metropolitan markets. Although the Company offers premium services and plans to increase its capacity to provide such services, it has no present plans to acquire or develop new systems in larger metropolitan markets.

The Company believes the cable television industry may derive additional income in the foreseeable future from the sale of air time to advertisers who desire access to the television media to promote their products or services. This revenue source is commonly referred to as advertising income. Revenue from advertising was approximately 9%, 7% and 5% of total revenue during 1994, 1993 and 1992, respectively.

The Company is continually evaluating the technical and economic feasibility of providing enhanced or expanded subscriber services and may provide additional such services in the future. However, the Company cannot provide assurance that revenue from any of these sources will increase significantly.

Development of Cable Systems

The following table provides data relative to the last five fiscal years and indicates the growth of the cable systems owned by the Company. Information with respect to systems managed by the Company but owned by others is not included in the table.

                                                        Basic Service                       Premium Service
                                                 ---------------------------            ------------------------
                                                                                                      Premium
                         Miles of      Homes                  Subscribers as               Number    Units as %
                          Active     Passed by    Number of     % of Homes              of Premium    of Basic
                           Plant       Cable     Subscribers      Passed                   Units     Subscribers
                         ---------------------------------------------------            ------------------------
At October 3l:
     1990                 9,596     636,231       413,573             65%                217,620           53%
     1991                 9,853     638,265       423,974             66%                230,764           54%
     1992                 9,953     639,265       438,247             69%                238,360           54%
     1993                10,216     649,415       454,832             70%                255,101           56%
     1994                10,413     651,250       465,471             71%                321,076           69%

Subscriber growth experienced by the Company in recent years has come from the acquisition of existing systems and the upgrading and development of systems already owned, rather than from the securing of new franchises or the construction of new systems. Prior to and upon its acquisition of a system, the Company conducts a review of the acquired system's cable plant and operating policies and procedures. On the basis of its review, the Company typically makes modifications, repairs, upgrades to the plant, and additionally institutes operating policies and procedures designed to expand the system and improve its profitability.

The Company intends to continue its emphasis on growth through acquisition of existing systems. There can be no assurances, however, that the Company will be able to acquire existing systems in the future on terms as favorable as it has been able to do in the past. The Company does not currently have any definitive agreements for the acquisition of any additional systems except for the investments in limited partnerships that have entered into agreements to purchase the cable television systems in Fayetteville and Russellville, Arkansas as further discussed in Note 13 to the financial statements. However, the Company may in the future acquire additional systems on terms it deems favorable based on evaluations of a system's selling price relative to subscriber levels and projected cash flow, among other factors.

In addition to growth resulting from system acquisitions and improvements made to acquired systems, the Company expects to continue growth through increased subscriptions caused by population growth in its franchise areas, and by emphasizing the availability of increased services to its basic subscribers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". There can be no assurance, however, that the number of the Company's subscribers will continue to increase.

The Systems

The following table sets forth information as of October 31, 1994, regarding the Company's cable systems, all of which are owned by the Company unless otherwise indicated:

                                                  Basic
                                       Plant    Subscriber    Equivalent     Premium      Homes
           States                      Miles     Accounts    Billing Units*  TV Units     Passed
          ---------                  -----------------------------------------------------------
          Texas                       3,858       196,869        204,821     126,900     287,500

          Louisiana                   3,148       130,818        137,122     117,268     183,170

          Arkansas                    2,771       107,065        111,105      57,180     137,095

          New Mexico                    195        12,009         12,231       5,452      18,200

          Mississippi                   237        13,408         13,628      10,526      18,035

          Idaho                         204         5,302          8,158       3,750       7,250
                                     -----------------------------------------------------------
          TCA owned systems          10,413       465,471        487,065     321,076     651,250
          Managed systems                89         3,475          3,528       2,174       5,370
                                     -----------------------------------------------------------
          Owned and
            Managed systems          10,502       468,946        490,593     323,250     656,620
                                     ===========================================================

* Equivalent Billing Units, presented here to allow comparison with cable TV companies which report by this method, are calculated by dividing the basic service revenue by the base rate on commercial accounts and adding the number of residential accounts. Multiple-outlet subscribers at rates higher than the base rate make up the difference.

System Operating Offices

Texas:             Amarillo, Athens, Big Spring, Bryan/College Station, Conroe,
                   Dalhart, Gatesville, Gladewater, Henderson, Huntsville,
                   Mineola, Nacogdoches, Paris, Plainview, Snyder, Sulphur
                   Springs and Victoria.
Louisiana:         Abbeville, Bastrop, Crowley, DeRidder, Franklin, Lafayette,
                   Minden, Natchitoches, New Iberia, Patterson, Ruston, St.
                   Martinville and Winnfield.
Arkansas:          Arkadelphia, Batesville, Bentonville, Berryville, Harrison,
                   Heber Springs, Helena, Hot Springs Village, Magnolia,
                   Malvern, McGehee, Mena, Mountain Home, Newport, Ozark,
                   Pocahontas, Siloam Springs and Springdale.
New Mexico:        Clovis.
Mississippi:       Greenville.
Idaho:             Sun Valley.

Subscriber Services

The Company offers services to its subscribers that are generally comparable to those offered by other cable television operators. The basic service offered by the Company typically includes signals of nearby over-the-air television stations carrying all four commercial networks; independent, specialty and educational stations; sports and educational programming; and additional satellite programming such as signals of distant independent stations, news, sports and religious programming, and continuous time, news and weather information.

The Company offers an additional level of service known as "expanded basic" service. Under this level of service the Company makes available to subscribers a variety of packaged programming, including news, sports, educational and entertainment channels and programs purchased from independent suppliers and combined in different formats to appeal to different tastes. Expanded basic service is provided at an additional monthly charge.

Most of the Company's systems normally offer at least four premium services while some systems offer additional premium service options. Premium services include channels such as: The Movie Channel, HBO, Showtime, Cinemax and The Disney Channel, which offer feature motion pictures, concerts and other special features without commercial interruption. The Company's services do not include X-rated motion pictures. The programming provided under premium service, and in some cases under basic service, is acquired by the Company from independent suppliers for a fee equal to a specified portion of the amount charged by the Company for the service. The fees paid by the Company to independent suppliers are believed by the Company to be comparable to those paid by similarly situated cable television companies.

Rates charged subscribers vary with the type of service selected. All of the Company's cable systems are subject to rate regulation. See "Business-Regulation". The monthly service fee for basic service generally ranges from $8 to $12. The monthly service fee for expanded basic service generally ranges from $6 to $13. The Company's average monthly revenue per subscriber during fiscal 1994 for basic and expanded basic services was $20.23. A one-time installation fee ranging from $24 to $42 is usually charged to new subscribers. Monthly charges for equipment furnished to the customer generally range from $1 to $3. Additionally, the Company generally charges $8.00 to $10.00 per month for each premium subscription service. Premium service charges are sometimes discounted for multiple services. Subscribers are free to terminate service at any time.

The Company also services commercial subscribers such as hotels, motels, hospitals, and apartments. These subscribers are charged a one-time connection fee, which is usually sufficient to cover the Company's cost of installation. Commercial subscribers are generally free to terminate service at any time.

Management Services

In addition to operating its own cable television systems, the Company provides general management services for two systems owned by corporations affiliated with the Company ("the Affiliated Companies"). The Company's management services include: accounting, auditing, billing, marketing, computer operations, purchasing, engineering, and other technical and administrative support services which the Company performs pursuant to management contracts. These services are charged to the systems on a fee basis equal to specified amounts per subscriber for each particular service performed or a specified percentage of revenue. The intention is to recover the Company's actual costs of providing the services, plus a profit. Total revenues received by the Company for management services for fiscal 1994, 1993 and 1992 were $53,323, $51,220 and $50,398, respectively.

One of the Company's management contracts provides the Company a right of first refusal with respect to any proposed sales of any of the Affiliated Company's cable systems or with respect to any cable system acquisition opportunities which come to the attention of the Affiliated Company subject to the management contract. The Company does not intend to exercise its rights of first refusal with respect to relatively small cable systems which are contiguous to, or in the vicinity of, the systems owned by the Affiliated Companies.

The Company believes that the terms of its management contracts with Affiliated Companies are at least as favorable to the Company as could be obtained with unaffiliated third parties in arm's-length transactions.

Franchises

Each local government authority typically issues a non-exclusive permit or enacts a non-exclusive franchise ordinance for the construction and operation of a cable television system within its borders after considering presentations by competing cable television companies. The Company's franchises normally require that 2% to 5% of the gross revenues of the cable system be paid to the franchising authority.

Effective January 1, 1987, rates charged to subscribers could no longer be regulated by local authorities in areas where the FCC determined that cable television systems were subject to "effective competition". Congress in the Cable Act of 1992 amended the effective competition standard in a manner that subjects virtually all of the Company's systems to rate regulation. See "Business-Regulation".

FCC Rules and some franchises generally require approval by the franchising authority for the sale of a system. See "Business-Regulation". Most of the Company's franchises can be terminated prior to their stated expiration for breach of material provisions. The Company holds approximately 185 franchises with unexpired terms ranging generally from one to 40 years. No one franchise accounts for more than 10% of the Company's total revenue.

Franchises have historically been renewed for companies that have provided adequate service and have complied generally with the franchise terms. Additionally, the Cable Communications Policy Act of 1984 established renewal procedures designed to protect incumbent franchisees against arbitrary denial of renewal. The Company believes that it has provided satisfactory levels of service and has maintained favorable relationships with local communities and anticipates that all or substantially all of its franchises will be renewed, although there can be no assurance of such renewals. In addition, other applicants have an opportunity to compete for the franchise upon its expiration. See "Competition" below. In connection with a renewal, the franchising authority may impose different and more stringent terms, the impact of which cannot be predicted. To date, however, all of the Company's franchises have been renewed or extended, generally at or prior to their stated expirations, and on modified, but not unduly burdensome, terms.

In City of Los Angeles v. Preferred Communications, Inc., the U.S. Supreme Court affirmed a decision that had allowed a challenge to the constitutionality of the cable television franchise process and which suggested that, where feasible, franchising authorities must grant access to others seeking to provide competitive cable television service in a community. If the rationale of the Preferred Communications case and other similar court decisions is applied generally to the cable television industry, many cable television operators, including the Company, may face increased competition from other cable television operators.

Competition

The Company encounters competition for the acquisition of existing systems and may encounter similar competition at the time of franchise renewal. The cable television industry has undergone significant consolidation in recent years. At the same time, the number of United States communities that have not awarded cable television franchises has rapidly diminished and the competition for new franchises and for renewal of existing franchises has intensified. Furthermore, certain regulations restricting competition in the industry have recently been relaxed or rescinded, reflecting current and future policy objectives of the FCC and in Congress to increase competition to cable television. See "Regulation." As a result of the foregoing, it may be expected that the Company will encounter increased competition from other entities having substantially greater resources than the Company.

Competition for the Company's cable services arises from numerous alternative entertainment and information sources such as movie theaters, broadcast television stations, direct broadcast satellites and home satellite receivers, wireless cable systems, video cassette recorders, and other sources of home entertainment. Advances in communications technology and changes in the market place are constantly occurring. Due to changes in technology and regulatory policies encouraging competition, the Company anticipates significantly increased comptetition, particularly from recently launched direct broadcast satellite systems, as well as telephone companies, providing video programming to subscribers.

Regulation

General. Cable television systems are regulated extensively by federal, local and sometimes state authorities. Local and state regulations generally relate to the awarding of franchises, rate regulation, customer service standards and other operational requirements.

FCC Regulation

General. Federal regulation of cable television systems is effected primarily through the Federal Communications Commission (FCC). Regulations promulgated by the FCC contain detailed provisions relating to virtually all aspects of the cable industry including rate regulation, must carry and retransmission consent for carriage of broadcast signals, technical standards, customer service standards, competition, programming, franchise issues, commercial leased access channels, ownership of cable television systems, non-duplication of network programming, syndicated program exclusivity, sports program blackouts, equal employment opportunities, comprehensive reporting requirements, signal leakage standards and other matters. The FCC is authorized to impose monetary fines on cable system operators for violations of FCC rules and may also issue cease and desist orders.

Cable Communications Policy Act of 1984 and the Cable Television Consumer Protection and Competition Act of 1992

On October 11, 1984, Congress passed the Cable Communications Policy Act of 1984 ("Cable Act of 1984"). A major objective of Congress in passing that law was to clarify the regulatory relationship between franchisers and cable operators. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 ("Cable Act of 1992"), which expands the scope of cable industry regulation beyond that imposed by the Cable Act of 1984. Provisions of these laws which the Company believes may have a significant impact on its operations are summarized below.

          RATE REGULATION
All of the Company's cable systems are or will be subject to rate regulation. Pursuant to the Cable Act of 1992 the FCC has established rate standards and procedures governing regulation of basic cable service rates. Franchising authorities may "certify" to the FCC that they will follow the FCC standards and procedures in regulating basic rates and, once such certification is made, the franchising authorities will assume rate regulation authority over basic rates. The Cable Act of 1992 also requires that the FCC, upon complaint from a franchising authority or a cable subscriber, review the "reasonableness" of rates for additional tiers of cable service. Only rates for premium pay channels and single event pay-per-view services are excluded entirely from rate regulation. Additionally, the Cable Act of 1992 imposes rate regulation pursuant to an FCC formula for the sale and lease of cable equipment such as converters, remote controls and additional outlets "on the basis of actual cost." It is impossible to predict the exact impact of rate regulation upon existing and future rates of the Company, but such rate regulation could result in denial of requested rate increases and in reduction of existing rate levels.

The Cable Act of 1992 prohibits cable systems which have addressable technology and addressable converters in place from requiring cable subscribers to purchase service tiers above the basic level of service as a condition to purchasing premium movie channels. If cable systems do not have such addressable technology or addressable converters in place, they are given up to ten years to comply.

          RETRANSMISSION CONSENT
The Cable Act of 1992 establishes a choice for broadcasters between "must carry" rights (as described below) or "retransmission consent" rights. As of October 1993, cable operators are required to secure permission from broadcasters that have selected retransmission consent before retransmitting the broadcaster's television signals. Local and distant broadcasters can require cable operators to make payments as a condition to granting such consent for carriage of the broadcast station on the cable system. This requirement has the potential of significantly increasing the cost of carriage of broadcast stations on the Company's cable systems.

          MUST CARRY REQUIREMENTS
The Cable Act of 1992 imposes obligations to carry "local" broadcast stations should such stations choose a "must carry" right as opposed to the "retransmission consent" right described above. Generally, the cable operator must dedicate up to approximately one-third of its channel capacity for carriage of commercial television stations and additional channels for non-commercial television stations.

          PROGRAMMING COSTS AND EXCLUSIVITY
Pursuant to the Cable Act of 1992 the FCC has adopted regulations regarding the sale and acquisition of cable programming in which a cable operator has an attributable interest. The legislation and the subsequent FCC regulations will preclude most exclusive programming contracts, will limit "volume discounts" for programming that can be offered to affiliated cable operators, and will require that such cable programmers make their programming services available to competing video technologies such as wireless cable systems and direct to the home broadcast satellite operators on terms and conditions that do not discriminate against such competing technologies.

          OWNERSHIP RESTRICTIONS
The Cable Act of 1984 codifies the FCC's regulatory cable cross-ownership restrictions which restrict common ownership of television broadcasting stations and cable television systems within the television broadcast station's broadcast area. Additionally, local telephone companies are prohibited from providing cable television services within their telephone service areas unless the area is deemed "rural" or unless a waiver is obtained from the FCC. The FCC has indicated its intention to expand the rural exemption and to relax the waiver standards to make it easier for telephone companies to obtain such waivers and has recommended to Congress elimination of the telephone/cable cross-ownership restrictions in the Cable Act of 1984. In addition, a number of recent court decisions have held that the telephone/cable cross-ownership restrictions are unconstitutional and unenforcable.

The FCC recently authorized so-called "video dialtone" services, by which independent programmers may provide video services to the home over telephone-provided circuits, thereby by-passing the local cable system. The FCC has declared that such services would require no local franchise or payment to the local government authority, but that ruling is now being litigated. The FCC decision allows telephone companies to acquire a limited financial interest in programming services, but currently limits their delivery role to that of a traditional "common carrier." However, the FCC is considering proposals to reduce the limitations on telephone company involvement in programming. The FCC's actions, related proposals advanced in Congress, and recent court decisions suggest that greater involvement and competition from telephone companies in the cable industry must be anticipated.

Pursuant to the Cable Act of 1992 the FCC has adopted regulations establishing limits on the number of cable subscribers a person is authorized to reach through cable systems owned by such person, or in which such person has an attributable interest, and establishing limits on the number of channels on a cable system that can be occupied by a video programmer in which a cable operator has an attributable interest. Additionally, cable operators are prohibited from selling a cable system within three years of acquisition or construction of such cable system.

          CUSTOMER SERVICE/TECHNICAL STANDARDS
Pursuant to the Cable Act of 1992 the FCC has adopted regulations establishing comprehensive standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

          OTHER PROVISIONS
The Cable Act of 1992 contains a host of other regulatory provisions. Together with the Cable Act of 1984, a comprehensive regulatory framework for cable television systems has been created. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions.

The majority of the Cable Act of 1984 remains in place. The Cable Act of 1984 continues to: (a) affirm the right of franchising authorities to award one or more franchises for cable; (b) require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (c) permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access; (d) limit the amount of fees required to be paid by the cable operator to franchise authorities to a maximum of 5% of annual gross revenues; (e) provide subscribers an opportunity to lock out offensive channels from personal reception; (f) establish a federal policy for use of subscriber lists and subscriber information; (g) establish civil and criminal liability for unathorized reception or interception of programming offered over a cable television system or satellite delivered services; and (h) contain provisions governing cable operator's compliance with equal employment opportunity programs.

Many of the specific obligations imposed on cable television systems under these laws and regulations are complex, burdensome and will increase the Company's cost of doing business. Various provisions of the Cable Acts of 1984 and 1992 have been appealed in the courts. The outcome of those appeals and the potential impact on the legislation and the Company is uncertain. In addition, the constitutionality of various aspects of the cable television franchising process has been called into question by recent court decisions. See "Business - Franchises".

Copyright Act

Cable television systems are subject to the Copyright Act of 1976 (the "Copyright Act"). The Copyright Act requires the carrier of television signals to have a copyright license. The license for television broadcast signals is compulsory under the provisions of this Act and subjects the licensee to compliance with certain copyright and FCC regulations. Additionally, a semiannual royalty payment must be made to the U. S. Copyright Office and is generally calculated as a percentage of each system's gross receipts. The U. S. Copyright Office is empowered to review and increase copyright rates.

Carriage of any television broadcast station by a cable system in a manner inconsistent with applicable FCC regulations, the Copyright Act, or copyright regulations can subject the cable system operator to full copyright liability, including a potential copyright infringement action for material damages and suspension of the operator's compulsory license. Cable systems do not receive a compulsory license and are subject to the general copyright laws, with respect to the transmission of nonbroadcast programming.

Various legislative proposals have been introduced and considered from time to time in Congress that, if adopted, would materially revise the Copyright Act. The proposals include, among other things, a significant increase in the rate structure for royalty fees, imposition of restrictions on carriage of television broadcast programming and elimination of the compulsory license for cable system carriage of television broadcast signals. The FCC has recommended to Congress the elimination of the cable compulsory license and similar recommendations have been made by other government agencies and interested parties. Although none of these bills have been enacted, it can be expected that similar proposals to change the Copyright Act and royalty fee structure will be made in the future, and if enacted, could have an unfavorable impact on the Company.

Availability of Supplies

The Company experiences no difficulty in obtaining equipment or supplies.

Employees

On October 31, 1994, the Company had 991 full-time employees, none of whom was represented by a union. The Company has not experienced any work stoppages and considers its employee relations to be good.

Item 2.  Properties

The Company's principal physical assets consist of operating plant and equipment, including signal receiving apparatus, headends and distribution plant and equipment for each of its cable television systems. The signal receiving apparatus typically includes a tower, antennae and ancillary electronic equipment for reception of over-the-air broadcast television signals, and earth stations and ancillary electronic equipment for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution systems consist of coaxial cables, optical fibers and related electronic equipment and customer connection devices (principally converters). The Company owns the receiving equipment, headends and distribution equipment and property, and owns or leases small parcels of property for the receiving sites and for business offices.

The Company's cables are generally attached to utility poles covered by rental agreements with local utility companies, although approximately 15% of the Company's cables are buried in trenches.

After the expiration of an initial term of one to three years, pole rental agreements generally are terminable by the utility companies upon six months notice or less. The Company's activities are dependent upon its pole agreements, and substantially increased pole attachment fees or the termination of pole agreements would have a material adverse effect on the Company. Although the Company believes that any such termination is unlikely and knows of no situation in which such a termination of rights has been exercised, no assurance can be given that the utility companies will not attempt to exercise their termination rights.

The Company believes that its properties are in good condition and are suitable to and adequate for its business. The physical components of cable television systems require maintenance and also require upgrading to keep pace with technological advances.

The Company leases a building in Tyler, Texas, which houses its headquarters. The building is owned by a corporation controlled by an officer of the Company and the Company may cancel the lease at any time. The Company believes the terms of such lease are at least as favorable as would be obtainable from a third-party lessor. The Company also owns and leases various offices, tower sites, microwave locations, test equipment and service vehicles, no one of which is considered material to the Company or its business.

Item 3.  Legal Proceedings

The Company is a party to certain legal proceedings arising in the ordinary course of business, none of which are believed to be material to the Company's business or operations.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    (a)  Price Range of Common Stock

The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "TCAT". The following table shows the range of closing bids for the common stock of the Company in the over-the-counter market for each fiscal quarter beginning with the quarter ended January 31, 1993 as reported by NASDAQ. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commission and do not necessarily represent actual transactions.


        Quarter Ended                               High                       Low
        -------------                               ----                       ---
          01/31/93                                  23.25                      18.38
          04/30/93                                  26.00                      19.50
          07/31/93                                  23.25                      19.00
          10/31/93                                  29.63                      22.25
          01/31/94                                  29.38                      24.13
          04/30/94                                  28.00                      18.63
          07/31/94                                  23.63                      19.38
          10/31/94                                  24.88                      22.13

    (b) Approximate Number of Equity Security Holders

                                                          Approximate Number of
                                                          Equity Holders (as of
          Title of Class                                    January 6, 1995)
          --------------                                  ---------------------
          Common Stock $0.10 Par Value                           2,950

   (c) Dividends

During the fiscal year ended October 31, 1994, cash dividends were paid to shareholders in the amount of $10,831,640 ($.11 per share paid in January, April, July and October, 1994). During the prior fiscal year, $9,846,089 in cash dividends were paid to shareholders ($.10 per share paid in January, April, July and October, 1993). At the December 6, 1994 regularly scheduled Board of Directors meeting, a cash dividend of $.12 per share for the quarter ending January 31, 1994 was declared. This dividend was payable January 10, 1995 to shareholders of record as of December 23, 1994.

The Board of Directors of the Company intends to continue to declare comparable dividends and will determine dividend policy, including amounts and frequency thereof, taking into account, among other things, the amount of funds legally available, and the Company's earnings, financial condition and other cash requirements.

Item 6.  Selected Financial Data

The selected financial data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto set forth elsewhere in this Annual Report on Form 10-K.

                                                                            Year Ended October 31,
                                                         1994(1)        1993          1992        1991        1990
                                                     ------------------------------------------------------------------
                                                                        ($000, except per-share amounts)
Operations for the periods indicated:
     Total Revenues                                       $162,300       $152,291    $138,839    $127,090     $113,738
     Costs and Expenses                                    141,225        131,842     123,850     118,597      108,983
     Net Income                                             21,075         20,449      14,989       8,493        4,755
     Earnings per share of Common Stock                       0.86           0.83        0.61        0.35         0.20

Financial position at the end of the
   periods indicated:
     Total Assets                                          286,213        288,077     289,889     305,700      324,826
     Term Debt                                             126,447        143,253     163,319     189,252      218,541

Total Shareholders' Equity                                  98,897         90,251      77,957      70,762       64,940
Cash Dividends per Common Share                               0.44           0.40        0.34        0.28         0.24

(1) The Company adopted Statement on Financial Accounting Standards No. 109 "Accounting for Income Taxes" during the first quarter of 1994 by recognizing a one-time cumulative effect adjustment which reduced net income by $1.9 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following historical table sets forth for the periods indicated certain items in the Selected Financial Data as a percentage of total revenues.


                                                                           Percentage of Revenues for
                                                                              Year Ended October 31,
                                                                          1994          1993        1992
                                                                     ---------------------------------------
          Revenues from:
             Basic and expanded basic subscriptions                      68.5%          71.5%       72.4%
             Premium subscriptions                                       18.0           18.0        18.8
             Advertising                                                  8.5            6.5         4.9
             Other sources                                                5.0            4.0         3.9
                                                                     ---------------------------------------
               Total Revenues                                           100.0%         100.0%      100.0%

          Operating expenses:
             Salaries, wages and benefits                                18.1%          17.1%       17.0%
             Programming costs                                           22.5           21.7        21.2
             Other operating expenses                                     3.6            3.3         3.4
             Selling, general and administrative                          6.8            6.9         7.7
             Depreciation and amortization                               20.7           21.9        23.6
                                                                     ---------------------------------------
               Total operating expenses                                  71.7%          70.9%       72.9%

                                                                            Year Ended October 31,
                                                                        1994          1993        1992
                                                                   ---------------------------------------
          Operating income                                                28.3%        29.1%       27.1%
            Other income                                                   1.0          0.2         0.2
            Interest expense                                               6.0          7.2         9.5
            Income tax                                                     9.2          8.7         7.0
            Cumulative effect of change in accounting principle            1.1          0.0         0.0
            Net income                                                    13.0         13.4        10.8
                                                                   ---------------------------------------

Results of Operations

General.    During the past three years, the Company has experienced increases in revenues, operating income and net income reflecting increased subscriptions due to internal growth, the acquisition and construction of additional systems and subscription rate increases. During the period from November 1, 1991 through October 31, 1994, revenues, operating income and net income increased at average annual growth rates of approximately 9%, 14% and 39%, respectively.

1994 Compared to 1993

Fiscal year 1994 revenue increased by 7% over 1993 revenue. Approximately 14% of the revenue increase was the result of increased revenue from existing customers, 36% from internal growth in the number of subscribers, 40% from additional advertising revenue and 10% from acquisitions. The Company's revenue from advertising increased 40%, revenue from basic and expanded basic services increased 2% and revenue from premium services increased 6%.

Operating expenses increased 8% in 1994 compared to 1993. Of the operating expense increase, 41% was from increases in programming costs, 39% from salaries, wages and benefits, 9% from other operating expenses, 7% from selling, general and administrative and 4% from depreciation and amortization. Programming costs increased 10%, salaries, wages and benefits 12%, other operating expenses 16%, selling, general and administrative 6% and depreciation and amortization 1%.

The Company's other income increased $1,342,000. Other income includes a pre-tax gain of $1,459,000 from the sale of two cable television properties. Other income also includes losses of $193,000 from the Company's investment in affiliates reported under the equity method.

Interest expense decreased 11% as a result of the Company's repayment of term debt.

The Company has adopted Statement on Financial Accounting Standards No. 109 "Accounting for Income Taxes" which has changed the Company's method of accounting for income taxes to an asset and liability method. The Company adopted FAS 109 during the first quarter of 1994 by recognizing a one-time cumulative effect adjustment which reduced net income by $1.9 million. Net income before the cumulative effect of FAS 109 was $23.0 million, a 12% increase over 1993. Net income after recognition of FAS 109 was $21.1 million, a 3% increase over 1993.

1993 Compared to 1992

Fiscal year 1993 revenue increased by 10% over 1992 revenue. Of the revenue increase, approximately 42% was the result of increased revenue from existing customers, 31% from growth in the number of subscribers, 23% from increased advertising revenue and 4% from acquisitions. The Company's revenue from advertising increased 47% in 1993. Operating expenses increased by 7% in 1993 compared to 1992. Of the operating expense increase, 53% was due to increased programming costs and 38% to increased salaries, wages and benefits. Programming costs increased 12% in 1993 over 1992. Salaries, wages and benefits increased 11%. The Company's cable advertising operations accounted for 43% of the increase. Other operating expenses increased 5%, depreciation and amortization increased 2% and selling, general and administrative decreased 2%. Interest expense decreased 17% due to the repayment of term debt and declining interest rates. Net income increased 36%.

Liquidity and Capital Resources

The Company's capital expenditures during fiscal 1994 were primarily directed at cable system construction, upgrading and rebuilding and purchases of converters to be furnished to subscribers. Approximately $28.5 million of internally generated funds was spent for system upgrading and expansion during fiscal 1994. The Company anticipates a 5% increase in the amount of capital expenditures needed for system upgrading and expansion during 1995 compared to 1994. Approximately 90.1%, 75.8%, and 97.3%, respectively, of capital expenditures in fiscal years 1994, 1993 and 1992 were directed at upgrading and rebuilding existing systems, and approximately 9.9%, 24.2% and 2.7%, respectively, of capital expenditures during such years were directed at acquisitions.

The Company anticipates paying approximately $8.8 million and $11.8 million in interest expense and dividends, respectively, during fiscal 1995. The Company anticipates incurring an additional $2.5 million in interest expense during 1995 relating to the Fayetteville/Russellville Acquisition, as described in Note 13, if the transaction is consummated. Each of the foregoing items is expected to be financed from operating cash flows. The Company does not anticipate a material negative affect on liquidity on account of the payment of such items.

The Company's net cash provided by operating activities during the most recent fiscal year increased to $60.5 million, up from $58.9 million in fiscal 1993 and $50.6 million in fiscal 1992. The increase is a result of additional subscribers in existing systems, increased revenue per subscriber and acquisitions, as more fully explained above with respect to the Company's results of operations.

At October 31, 1994, the Company had $58.4 million borrowed under its revolving credit agreements with six banks which provide for total credit of up to $102.3 million. The revolving credit agreements provide for interest at prime or, at the Company's option, at a rate using a formula based on either the bank's certificate of deposit interest rates or LIBOR.

During 1994, 1993 and 1992, the Company borrowed approximately $73.7 million, $104.4 million and $39.6 million, respectively, and repaid approximately $90.5 million, $124.5 million and $65.5 million, respectively. At October 31, 1994, the Company had outstanding term debt of approximately $126.4 million, bearing interest at a weighted average rate of approximately 7.5%.

Under terms of the Company's current term debt, the Company will have scheduled debt maturities of approximately $27.4 million, $24.5 million, $16.1 million, $24.6 million and $24.6 million in fiscal 1995, 1996, 1997, 1998 and 1999, respectively. The Company believes that cash flow from operations will be adequate to fund these debt maturities.

One measure of liquidity is interest coverage. Interest coverage is the ratio of operating income before depreciation and amortization ($79.6 million, $77.7 million and $70.4 million in 1994, 1993 and 1992, respectively) to interest expense ($9.7 million, $11.0 million and $13.2 million in 1994, 1993 and 1992, respectively). The Company's interest coverage ratio was 816%, 708% and 533% for 1994, 1993 and 1992, respectively.

Expenditures for rebuilding, upgrading and maintaining the Company's cable systems and for converter purchases have been financed principally with cash flow from operations and through bank borrowings and seller financing.

The Company believes that net cash provided by operating activities and the Company's ability to obtain additional financing will provide adequate sources of short-term and long-term liquidity in the future.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data are included under Item 14 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are:

                                                                                          Year First Elected
Name                                     Age         Present Office or Position                 Director
- -----------------------------------------------------------------------------------------------------------------------
Robert M. Rogers                         68          Chairman of the Board of Directors           1981
                                                     and Chief Executive Officer

Fred R. Nichols                          48          President, Chief Operating Officer           1981
                                                     and Director

Jimmie F. Taylor                         41          Vice President, Chief Financial               --
                                                     Officer and Treasurer

Jerry P. Yandell                         56          Vice President-Operations                     --

Melvin R. Jenschke                       53          Vice President-Engineering                    --

Martha S. Hensley                        44          Secretary                                     --

Wayne J. McKinney (2)                    63          Director                                     1981

Ben R. Fisch, M.D. (1)                   69          Director                                     1981

James F. Ackerman (1)                    70          Director                                     1981

Kenneth S. Gunter (2)                    61          Director                                     1984

A. W. Riter, Jr. (2)                     70          Director                                     1981

Randall K. Rogers                        35          Director and System Manager                  1989

(1)  Member of the Audit Committee
(2)  Member of the Stock Option and Compensation Committee

Each of the foregoing persons has served in the above capacities since the inception of the Company in 1981 unless otherwise indicated. Each director serves until the next annual meeting of the Company's shareholders or until his successor is duly elected and qualified. The Company's executive officers serve at the discretion of the Board of Directors.

Robert M. Rogers founded the Company and each of its subsidiaries and has served as Chairman of the Board of Directors and CEO of the Company and each of the Company's subsidiaries since their inception. Mr. Rogers was President of the Company from its inception in 1981 until September, 1990. Mr. Rogers has been actively involved in the ownership and operation of cable television systems since 1954. Mr. Rogers is the Chairman of the Board of Directors and an officer, director and shareholder of the Affiliated Companies. He is a member of the cable television Pioneer's Club.

Fred R. Nichols is President, Chief Operating Officer and a director of the Company. Prior to being named President in September, 1990, Mr. Nichols served as Executive Vice President and a director of the Company since its inception, Chief Operating Officer of the Company since December, 1983 and Secretary of the Company from September, 1984 until December, 1990. He had been Treasurer of the Company's subsidiaries from 1980 until 1985 when he was named President of TCA Management Company and all other wholly-owned subsidiaries of the Company, excluding VPI Communications, Inc. Mr. Nichols is currently Chairman of the Cable Telecommunications Association (CATA), a trade association of the cable industry. He is also on the Board of Directors of C-SPAN, a CATV network.

Jimmie F. Taylor is Vice President, Chief Financial Officer and Treasurer. Prior to being named Vice President in December, 1990, Mr. Taylor served as Chief Financial Officer and Treasurer of the Company since November 1, 1986. He had been Controller of the Company's wholly-owned subsidiary, TCA Management Company, since joining the Company in May, 1984. Immediately prior to joining the Company, he was employed for nine years in public accounting. Mr. Taylor is a Certified Public Accountant.

Jerry P. Yandell has served as a Vice President of the Company since March 25, 1987. He is Senior Vice President-Operations of TCA Management Company, and has been Personnel Director since March, 1979. Immediately prior to joining the Company, he was employed as Personnel Director for General Electric in Tyler, Texas, where he had been for eighteen years.

Melvin R. Jenschke has served as a Vice President of the Company since March 25, 1987. He has been with the Company since 1969 serving in several capacities prior to becoming Senior Vice President-Engineering for TCA Management Company in 1983.

Martha S. Hensley was appointed Secretary of the Company in December, 1990. Mrs. Hensley has served as Vice President-Administration of TCA Management Company since September, 1982. She is also Secretary of the Company's subsidiaries.

Wayne J. McKinney has been actively engaged in the cable television business since 1958 and was employed by the Company or its subsidiaries from 1958 until his retirement in January, 1986, serving as a Director and Senior Vice President
- -Engineering of the Company from its inception and as Senior Vice President or Vice President, Chief Engineer and/or Director of Engineering of the Company's subsidiaries. Mr. McKinney has been a member of the cable television Pioneer's Club since 1979, and is a charter member of the Society of Cable Television Engineers.

Ben R. Fisch, M.D., has been a director of the Company or its subsidiaries since 1967. Dr. Fisch has been retired from medical practice in Tyler, Texas since July, 1986.

A. W. Riter, Jr. retired as Chairman of the Board of Directors and Chief Executive Officer of NCNB Texas-Tyler, Texas (successor to First RepublicBank Tyler), on September 30, 1988. He held the same positions with First RepublicBank Tyler and its predecessor, InterFirst Bank Tyler, from August, 1979 to June, 1988 and served as President of Peoples National Bank (predecessor of InterFirst Bank Tyler) from 1964 until 1979. Mr. Riter served as a director and Vice President of most of the Company's subsidiaries from time to time from 1965 to 1974.

James F. Ackerman is President of Cardinal Ventures, LLC in Indianapolis, Indiana. Cardinal Ventures, LLC is an equity investor in small businesses. Mr. Ackerman had been President of Jim Ackerman and Associates, Inc., a financial consulting firm to the cable television industry from October, 1984 to December 31, 1994. From 1973 to December 1, 1984, he was Senior Vice President of A.G. Becker Paribas, Inc. Mr. Ackerman has been engaged in investment banking activities with respect to the cable television industry since 1959 and had served as a partner of Becker Communications Associates, a cable television investment partnership, from 1973 to 1989. He was also Chairman and Chief Executive Officer of Cardinal Communications, Inc., an Indiana cable television operator, a position he had held from 1971 until the company was sold in 1993. Mr. Ackerman is a former President and Director of the Indiana Cable Television Association, a past Director of the National Cable Television Association and a member of the cable television Pioneer's Club.

Kenneth S. Gunter has been Executive Vice-President of Columbia International, Inc., a cable television multiple system operator, since 1985. From 1972 to 1985, he served as Executive Vice-President of UA-Columbia Cablevision, Inc. Mr. Gunter has 36 years of experience in the cable television industry, working in all phases of management and engineering. He is a past Director of the National Cable Television Association, a Senior Member and past Director of the Society of Cable Television Engineers, and a member of the cable television Pioneer's Club.

Randall K. Rogers has been with TCA since 1983, previously serving as system manager in Big Spring and Huntsville, Texas. Since 1989, Mr. Rogers has served as general manager of the Company's operations in Bryan/College Station, Texas. Mr. Rogers is the son of Robert M. Rogers.

For information with respect to the Affiliated Companies and the relationship between the above persons and the Affiliated Companies, see "Business-Management Services".

The Board of Directors held four meetings during fiscal 1994. The Board of Directors has two standing committees-the Audit Committee and the Compensation and Stock Option Committee.

The functions performed by the Audit Committee include: recommending to the Board of Directors selection of the Company's independent accountants for the ensuing year; reviewing with the independent accountants and management the scope and result of the audit; reviewing the independence of the independent accountants; reviewing actions by management and independent accountants' recommendations; and meeting with management and the independent auditors to review the effectiveness of the Company's system of internal control. The Audit Committee met two times during fiscal 1994.

The Compensation and Stock Option Committee met twice during 1994. The functions performed by this committee include: reviewing and recommending the Company's executive salary structure; reviewing the Company's Incentive Stock Option Plan (and granting options thereunder); recommending directors' fees; and approving salary and bonus awards to certain key employees.

The information called for by Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 30, 1995, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following consolidated financial statements of TCA Cable TV, Inc. and Subsidiaries, otherwise includable under Item 8, are included in this Item 14.

14 (a)(1) TCA Cable TV, Inc. and Subsidiaries Financial Statements:                                         Pages
          ---------------------------------------------------------                                         -----

      (i)       Report of Independent Certified Public Accountants.                                           F1

      (ii)      Consolidated Balance Sheets as of October 31, 1994 and 1993.                                  F2

      (iii)     Consolidated Statements of Operations for the years ended                                     F3
                October 31, 1994, 1993 and 1992.

      (iv)      Consolidated Statements of Shareholder's Equity for the years                                 F4
                ended October 31, 1994, 1993 and 1992.

      (v)       Consolidated Statements of Cash Flows for the years ended                                    F5-F6
                October 31, 1994, 1993 and 1992.

      (vi)      Notes to Consolidated Financial Statements.                                                  F7-F13

      14 (a)(2) Financial Statement Schedules:
                None.

14 (a)(3) Exhibits

Exhibit

2         None.

3(a)      Articles of Incorporation and Bylaws. *1

3(b)      Articles of Amendment to Articles of Incorporation. *2

3(c)      Articles of Amendment to Articles of Incorporation. *2

3(d)      Articles of Amendment to Articles of Incorporation. *6

4(a)      Form of Stock Certificate. *1

9         None.

10(a)     Sample Form of Affiliated Company Management Agreement. *1

10(b)     TCA Deferred Savings and Retirement Plan. *4

10(c)     Office building lease. *5

Exhibit

10(d)     TCA Cable TV, Inc. Amended and Restated Incentive Stock Option
          Plan. *2

10(e) Credit Agreement dated September 13, 1989 between Texas Commerce Bank National Association and TCA Cable TV, Inc. *3

10(f) Note Agreement dated as of September 27, 1989 by and between the Prudential Insurance Company of America and TCA Cable TV, Inc. *3

10(g) First Amendment dated and effective April 29, 1992 to Credit Agreement dated September 13, 1989 between Texas Commerce Bank, National Association and TCA Cable TV, Inc. *3

10(h) Credit Agreement between TCA Cable TV, Inc. and NationsBank of Texas, N.A. dated March 31, 1993 *5

10(i) Second Amendment dated and effective April 23, 1993 to Credit Agreement dated September 13, 1989 between Texas Commerce Bank, National Association and TCA Cable TV, Inc. *3

10(j) Third Amendment dated and effective October 31, 1994 to Credit Agreement dated September 13, 1989 between Texas Commerce Bank, National Association and TCA Cable TV, Inc. *3

10(k) Asset and Purchase Agreement dated January 20, 1995 by and between Tele-Communications of Arkansas Limited Partnership and Time Warner Entertainment L. P., through its division Time Warner Cable Ventures. *3

10(l) Asset and Purchase Agreement dated January 20, 1995 by and between Tele-Communications of Northwest Arkansas Limited Partnership and Time Warner Entertainment L. P., through its division Time Warner Cable Ventures. *3

10(m) Limited Partnership Agreement of McMillian Partners, L. P. dated January 20, 1995. *3

10(n) Limited Partnership Agreement of Tele-Communications of Arkansas Limited Partnership dated January 20, 1995. *3

10(o) Limited Partnership Agreement of Tele-Communications of Northwest Arkansas Limited Partnership dated January 20, 1995. *3

11        None.

12        None.

13        None.

16        None.

18        None.

21        Subsidiaries of the Registrant. *3

22        None.

Exhibit

23        Consent of Coopers & Lybrand.  *3

24        None.

27        Financial Data Schedule *3

28        None.

99        None.

*1 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated by reference herein.

*2 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated by reference herein.

*3        Filed herewith.

*4 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 2-88892, and incorporated by reference herein.

*5 Previously filed as an exhibit to Registrant's Form 10-K filed January 27, 1994 and incorporated by reference herein.

14(b)     Reports on Form 8-K:

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                              TCA CABLE TV, INC.
                                 (REGISTRANT)





Dated:    01/27/95                          /s/  Robert M. Rogers
        -----------                         ------------------------------------
                                            Robert M. Rogers
                                            Chairman and Chief Executive Officer




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.



Dated:    01/27/95                            /s/  Robert M. Rogers
        -----------                           ---------------------------------------
                                              Robert M. Rogers, Chairman and
                                              Chief Executive Officer


Dated:    01/27/95                            /s/ Fred R. Nichols
        -----------                           ---------------------------------------
                                              Fred R. Nichols, President, Chief
                                              Operating Officer and Director


Dated:    01/27/95                            /s/  Wayne J. McKinney
        -----------                           ---------------------------------------
                                              Wayne J. McKinney, Director


Dated:    01/27/95                            /s/  Ben R. Fisch
        -----------                           ---------------------------------------
                                              Ben R. Fisch, M.D., Director


Dated:    01/27/95                            /s/  Kenneth S. Gunter
        -----------                           ---------------------------------------
                                              Kenneth S. Gunter, Director


Dated:    01/27/95                            /s/  Randall K. Rogers
        -----------                           ---------------------------------------
                                              Randall K. Rogers, Director


Dated:    01/27/95                            /s/ A. W. Riter, Jr.
        -----------                           ---------------------------------------
                                              A. W. Riter, Jr., Director


Dated:    01/27/95                            /s/  James F. Ackerman
        -----------                           ---------------------------------------
                                              James F. Ackerman, Director


Dated:    01/27/95                            /s/  Jimmie F. Taylor
        -----------                           ---------------------------------------
                                              Jimmie F. Taylor, Vice President,
                                              Chief Financial Officer and Treasurer


Dated:    01/27/95                            /s/ Robert A. Roseman
        -----------                           ---------------------------------------
                                              Robert A. Roseman, Controller
                                              TCA Management Company

                       REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Shareholders
TCA Cable TV, Inc.:

We have audited the consolidated financial statements of TCA Cable TV, Inc. and Subsidiaries as listed in item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCA Cable TV, Inc. and Subsidiaries as of October 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for income taxes.



COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 20, 1995

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           October 31, 1994 and 1993


                 ASSETS                               1994                 1993
                                               -----------------     ----------------
Cash                                           $      2,445,112      $     1,450,276
                                               -----------------     ----------------
Accounts receivable, subscribers                      4,913,712            4,723,024
                                               -----------------     ----------------
Accounts receivable, other                              164,904              461,796
                                               -----------------     ----------------
Investments                                           2,223,038
                                               -----------------     ----------------
Property, plant and equipment, at cost:
   Land                                               2,661,055            2,636,485
   Distribution systems                             243,607,084          225,115,438
   Transportation equipment                           6,513,387            5,932,948
   Other                                             22,553,063           20,724,468
                                               -----------------     ----------------
                                                    275,334,589          254,409,339
   Less accumulated depreciation                   (162,749,992)        (147,998,653)
                                               -----------------     ----------------
                                                    112,584,597          106,410,686
                                               -----------------     ----------------
Other assets:
   Intangibles, net of accumulated
     amortization of $65,132,499 and
     $53,536,525, respectively                      163,386,733          174,407,377
   Prepaid expenses                                     494,839              623,873
                                               -----------------     ----------------
                                                    163,881,572          175,031,250
                                               -----------------     ----------------
                                               $    286,212,935      $   288,077,032
                                               ================      ===============



              LIABILITIES                          1994                1993
                                             ----------------     ---------------
 Accounts payable                            $     5,357,363      $    4,749,068
 Accrued expenses                                 11,276,727           9,713,501
 Subscriber advance payments                       3,739,313           3,884,635
 Income taxes payable                                495,278           1,212,732
 Deferred income taxes                            40,000,000          35,012,886
 Term debt                                       126,447,345         143,253,390
                                             ----------------     ---------------
                                                 187,316,026         197,826,212
                                             ----------------     ---------------
 Contingencies and commitments

          SHAREHOLDERS' EQUITY

 Preferred stock, $1.00 par value,
   5,000,000 shares authorized; none issued
 Common stock, $.10 par value, 60,000,000
   shares authorized; 24,733,261 and
   24,706,696 shares issued, respectively          2,473,326           2,470,670
 Additional paid-in capital                       42,860,849          42,300,381
 Retained earnings                                56,266,488          46,023,523
                                             ----------------     ---------------
                                                 101,600,663          90,794,574
 Less treasury stock at cost, 159,828 and
    49,828 shares, respectively                   (2,703,754)           (543,754)
                                             ----------------     ---------------
                                                  98,896,909          90,250,820
                                             ----------------     ---------------
                                             $   286,212,935      $  288,077,032
                                             ===============      ==============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended October 31, 1994, 1993 and 1992



                                                             1994             1993              1992
                                                        -------------    --------------    --------------
CATV revenues                                           $ 162,300,265    $  152,291,268    $  138,838,774

Operating expenses:
  Salaries, wages and benefits                             29,341,560        26,102,999        23,583,195
  Programming costs                                        36,476,851        33,021,761        29,445,885
  Other operating expenses                                  5,807,893         5,026,068         4,773,304
  Selling, general and administrative                      11,086,059        10,470,737        10,637,071
  Depreciation and amortization                            33,635,939        33,329,644        32,804,927
                                                        -------------    --------------    --------------
                                                          116,348,302       107,951,209       101,244,382
                                                        -------------    --------------    --------------
  Operating income                                         45,951,963        44,340,059        37,594,392


Other income                                                1,662,688           320,515           289,493
Interest expense                                           (9,747,932)      (10,970,889)      (13,213,291)
                                                        -------------    --------------    --------------
  Income before income taxes                               37,866,719        33,689,685        24,670,594
                                                        -------------    --------------    --------------


Provision for income taxes:
  Current                                                  11,805,000        11,192,000         6,611,000
  Deferred                                                  3,087,114         2,049,000         3,071,000
                                                        -------------    --------------    --------------
                                                           14,892,114        13,241,000         9,682,000
                                                        -------------    --------------    --------------

Income before cumulative effect of
       change in accounting principle                   $  22,974,605    $   20,448,685    $   14,988,594

Cumulative effect of change in
       accounting principle                                (1,900,000)
                                                        -------------    --------------    --------------

Net Income                                              $  21,074,605    $   20,448,685    $   14,988,594
                                                        =============    ==============    ==============

Earnings per common share before
      cumulative effect of change in
      accounting principle                              $        0.93    $         0.83    $         0.61

Cumulative effect of change in accounting principle             (0.07)
                                                        -------------    --------------    --------------

Earnings per common share                               $        0.86    $         0.83    $         0.61
                                                        =============    ==============    ==============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              for the years ended October 31, 1994, 1993 and 1992





                                            Common Stock Issued          Additional
                                         -------------------------        Paid-In          Retained          Treasury
                                           Shares          Amount         Capital          Earnings            Stock
                                         ----------    -----------     -------------    --------------     -------------
Balance, October 31,1991                 24,560,950    $ 2,456,095     $ 40,073,173     $   28,776,124     $    (543,754)
   Net income                                                                               14,988,594
   Issuance of common stock                  20,821          2,082          392,953
   Stock options exercised                   26,900          2,690          153,231
   Cash dividends at $.34 a share                                                           (8,343,791)
                                         ----------    -----------     -------------    --------------     -------------

Balance, October 31, 1992                24,608,671      2,460,867       40,619,357         35,420,927          (543,754)
   Net income                                                                               20,448,685
   Issuance of common stock                  70,856          7,086        1,518,026
   Stock options exercised                   27,169          2,717          162,998
   Cash dividends at $.40 a share                                                           (9,846,089)
                                         ----------    -----------     -------------    --------------     -------------

Balance, October 31, 1993                24,706,696      2,470,670       42,300,381         46,023,523          (543,754)
   Net income                                                                               21,074,605
   Issuance of common stock                  23,179          2,318          525,044
   Stock options exercised                    3,386            338           35,424
   Cash dividends at $.44 a share                                                          (10,831,640)
   Treasury stock purchased                                                                                   (2,160,000)
                                         ----------    -----------     -------------    --------------     -------------

Balance, October 31, 1994                24,733,261    $ 2,473,326     $ 42,860,849     $   56,266,488     $  (2,703,754)
                                         ==========    ===========     ============     ==============     =============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended October 31, 1994, 1993 and 1992


                                                                  1994                1993               1992
                                                            ---------------    ----------------    ---------------
Cash flows from operating activities:
   Cash received from customers                             $  162,261,147     $   150,933,831     $  138,539,752
   Cash paid to suppliers and employees                        (79,791,539)        (70,640,656)       (67,166,327)
   Other revenue received                                          391,800             366,033            375,428
   Interest paid                                                (9,840,838)        (11,147,290)       (13,987,265)
   Income taxes paid                                           (12,522,454)        (10,601,029)        (7,145,555)
                                                            ---------------    ----------------    ---------------

      Net cash provided by operating activities                 60,498,116          58,910,889         50,616,033
                                                            ---------------    ----------------    ---------------

Cash flows from investing activities:
   Payments for purchases of companies
     and CATV systems                                           (3,116,975)         (6,933,460)          (449,215)
   Capital expenditures                                        (28,452,921)        (21,658,411)       (16,272,156)
   Proceeds from sales of assets                                 1,828,538              58,548             57,510
                                                            ---------------    ----------------    ---------------

      Net cash used in investing activities                    (29,741,358)        (28,533,323)       (16,663,861)
                                                            ---------------    ----------------    ---------------

Cash flows from financing activities:
   Borrowings of term debt                                      73,699,990         104,399,999         39,608,375
   Repayments of term debt                                     (90,506,034)       (124,465,451)       (65,541,533)
   Treasury stock purchased                                     (2,160,000)
   Proceeds from stock options exercised                            35,762             165,715            155,921
   Dividends paid                                              (10,831,640)         (9,846,089)        (8,343,791)
                                                            ---------------    ----------------    ---------------

      Net cash used in financing activities                    (29,761,922)        (29,745,826)       (34,121,028)
                                                            ---------------    ----------------    ---------------

Net increase (decrease) in cash and cash equivalents               994,836             631,740           (168,856)

Cash at beginning of year                                        1,450,276             818,536            987,392
                                                            ---------------    ----------------    ---------------

Cash at end of year                                         $    2,445,112     $     1,450,276     $      818,536
                                                            ==============     ===============     ==============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
              for the years ended October 31, 1994, 1993 and 1992


                                                                  1994                1993               1992
                                                            ---------------    ----------------    ---------------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                               $   21,074,605     $    20,448,685     $   14,988,594
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation expense                                       22,039,964          21,540,573         21,351,261
     Amortization expense                                       11,595,975          11,789,071         11,453,666
     (Gain) loss on sale of assets                              (1,463,491)             45,518             85,935
     Share of (earnings) losses of affiliates                      192,603
     Deferred income taxes                                       4,987,114           2,049,000          3,071,000
     Contribution of common stock to
       retirement plan                                             527,362             462,612            395,035
     (Increase) decrease in prepaid expenses                       129,034              44,111           (219,995)
     Increase in accounts receivable, subscribers                 (190,688)         (1,499,205)          (245,274)
     (Increase) decrease in accounts receivable, other             296,892             119,676           (120,017)
     Increase (decrease) in subscriber
       advance payments                                           (145,322)             22,092             66,269
     Increase (decrease) in accrued
       expenses                                                  1,563,226           3,122,860           (330,949)
     Increase (decrease) in income taxes payable                  (717,454)            590,971           (534,555)
     Increase (decrease) in accounts
       payable                                                     608,296             174,925            655,063
                                                            ---------------    ----------------    ---------------


Net cash provided by operating activities                   $   60,498,116     $    58,910,889     $   50,616,033
                                                            ==============     ===============     ==============


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF FINANCIAL STATEMENT PRESENTATION:

     TCA Cable TV, Inc. (the "company" or "TCA") owns and operates cable television ("CATV") systems in nonurban areas.

     The consolidated financial statements include the accounts of TAL Financial Corporation ("TAL"), a wholly-owned subsidiary of the company, and TAL's wholly-owned subsidiaries: TCA Management Company; Teleservice Corporation of America; Texas Community Antennas, Inc.; Texas Telecable, Inc.; TCA Cable of Amarillo, Inc.; Telecable Associates, Inc.; Delta Cablevision, Inc., Sun Valley Cablevision, Inc., VPI Communications, Inc., and AvComm Corporation.

     All significant intercompany transactions have been eliminated in consolidation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Property, Plant and Equipment

     Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets as follows:

            Distribution systems                              5-15 years
            Transportation equipment                          5 years
            Other                                             5-32 years

     Maintenance and repair costs are charged to expense as incurred. Major replacements and betterments are capitalized. Upon sale or retirement, the cost and accumulated depreciation applicable to the asset is removed from the accounts and the resulting profit or loss is reflected in income.

     Income Taxes

     The company and its subsidiaries file a consolidated federal income tax return. During the year, the Company adopted Statement on Financial Accounting Standards No. 109 "Accounting for Income Taxes." This statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Net income for 1994 was reduced $1,900,000 or $.07 per share by the recognition of a one-time cumulative effect adjustment from the adoption of FAS 109.

     Intangibles

     Intangible assets including franchises, noncompete agreements and goodwill are recorded at cost. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets which range from 5 to 40 years.

     Goodwill represents the excess of the cost of the acquisition over the fair value of the net assets acquired and is being amortized on a straight-line basis over 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by considering current operating results, trends and prospects.

     Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Investments

     Investments in affiliates in which the Company's voting interest is 20% to 50% are accounted for under the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. The Company's share of the results of operations of investees is not material.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     Reclassifications

     The accompanying financial statements for the year ended October 31, 1992 reflect certain reclassifications to conform with classifications adopted in 1993. These reclassifications had no effect on net income or shareholders' equity as previously reported.

3.   INTANGIBLE ASSETS:

     Intangible assets consists of the following at October 31:

                                                                    1994                1993
                                                              --------------      --------------
          Covenants not to compete                            $   33,152,423      $   33,152,423
          Franchises                                             135,991,565         139,267,743
          Goodwill                                                59,375,244          55,523,736
                                                              --------------      --------------
                                                                 228,519,232         227,943,902
          Less:  Accumulated amortization                        (65,132,499)        (53,536,525)
                                                              --------------      --------------
                                                              $  163,386,733      $  174,407,377
                                                              ==============      ==============


4.   TERM DEBT:

     Term debt consists of the following:

                                                                                                       October 31,
                                                                                              -------------------------------
                                                                                                 1994                1993
                                                                                              -----------         -----------
     Notes payable to three companies payable in semiannual
     installments beginning February 1993, due August 1999,
     bearing interest at 9.0%                                                                 $68,000,000         $84,000,000

     Revolving bank credit, converting to a term loan April 1996, payable in 20 quarterly installments commencing July 1996, with interest at prime, LIBOR or a rate based on certificate of deposit rates, unused portion of $17,000,000 and $12,000,000 as of October 31,1994 and 1993, respectively,with a commitment fee
     of 1/4% per annum on the unused portion (a)                                               15,000,000          20,000,000

     Revolving bank credit, terminating February 29, 2000,
     with 20 quarterly commitment reductions commencing May 1995, with interest at prime or LIBOR, unused portion of $20,000,000 and $22,500,000 as of October 31, 1994 and 1993, respectively
     with a commitment fee of 1/4% per annum on the unused portion (a)                         25,000,000          22,500,000

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

     Term Debt, continued:

                                                                                                       October 31,
                                                                                              -------------------------------
                                                                                                 1994                1993
                                                                                              -----------         -----------
     Revolving bank credit, terminating June 1995, with interest at prime or LIBOR, unused portion of $4,000,000 and $300,000
     as of October 31, 1994 and 1993, respectively, with no
     commitment fees (a)                                                                      $11,000,000          $9,700,000

     Revolving bank credit, terminating April 1996, with interest at prime, LIBOR or a rate based on certificate of deposit rates, unused portion of $1,000,000 as of October 31, 1994 and 1993,
     with a commitment fee of 1/4% per annum on the unused portion (a)                          7,000,000           7,000,000

     Other                                                                                        447,345              53,390
                                                                                             ------------        ------------
                                                                                             $126,447,345        $143,253,390
                                                                                             ============        ============

     (a) The weighted average interest rate on the Company's revolving bank credit at October 31, 1994 was 5.84%.

     The company's revolving bank credit agreements and the term loan agreements contain restrictive covenants including minimum cash flow ratios. Under these covenants, the Company's dividends, capital expenditures and fixed principal payments could also be limited.

     Scheduled maturities of term debt at October 31, 1994, are as follows:

          1995                               $27,406,666
          1996                                24,507,364
          1997                                16,101,885
          1998                                24,571,487
          1999                                24,572,428
          Thereafter                           9,287,515
                                            ------------
                                            $126,447,345
                                            ============



5.   TRANSACTIONS WITH AFFILIATES:

     TCA Management Company performs all accounting and management services for two CATV systems owned by affiliated companies (the "affiliated companies"). Revenues received by TCA Management Company from the affiliated companies (which equal an expense reimbursement plus a profit) are included in CATV revenues and related expenses are included in operating expenses. These amounts are not material.

     The company leases its headquarters building from a company partially owned by an officer and director of TCA. The annual lease expense was $324,784, $393,744 and $393,744 for 1994, 1993 and 1992, respectively.

     The Company purchased distribution system construction services from a partnership partially owned by a director of the Company. During 1994, transactions with the partnership totaled $816,705, all of which were capitalized.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


6.   CONTINGENCIES AND COMMITMENTS:

     Annual rental expense for utility poles and tower sites for the years ended October 31, 1994, 1993 and 1992 was approximately $1,482,000, $1,490,000 and $1,411,000, respectively.

     Rental expense for all rental agreements for the years ended October 31, 1994, 1993 and 1992 was approximately $2,288,000, $2,156,000 and
     $2,050,000, respectively.

7.   INCOME TAXES:

     The following is a reconciliation of taxes computed at the statutory federal income tax rate with the provision for income taxes in the consolidated financial statements for the three years ended October 31:


                                                         1994              1993                1992
                                                     -----------        -----------         -----------
          Income before income taxes                 $37,866,719        $33,689,684         $24,670,594
                                                     ===========        ===========         ===========
          Statutory federal rate                            35.0%              34.8%                34.0%
          Provision for federal
          income taxes at the
          statutory federal rate                     $13,253,352        $11,735,240         $ 8,388,002
          State income taxes                           1,362,000          1,151,936             764,945
          Amortization of goodwill                       317,300            362,174             530,617
          Other                                          (40,538)            (8,350)             (1,564)
                                                     -----------        -----------         -----------
          Provision for income taxes                 $14,892,114        $13,241,000         $ 9,682,000
                                                     ===========        ===========         ===========

     The provision for deferred income taxes of $40,000,000 and $35,012,886 at October 31, 1994 and 1993, respectively, is the tax effect of a temporary difference between allowable depreciation and amortization for tax purposes and depreciation and amortization provisions under generally accepted accounting principles. The Company does not have any other material temporary differences necessitating a provision for deferred income taxes.

8.   EARNINGS PER COMMON SHARE:

     Earnings per common share are computed using the weighted average number of shares outstanding during the period, including common stock equivalents: 24,638,135 shares for 1994, 24,638,061 shares for 1993, and 24,562,941 shares for 1992.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

9.   SALES AND ACQUISITIONS:

     On July 1, 1994, the Company acquired the assets of the cable television system serving 411 subscribers in Elm Springs, Arkansas and parts of Springdale, Arkansas. The cable television system is located adjacent to, and will be operated by, a currently owned system of the Company. The acquisition was funded by the payment of $540,465 in cash obtained from operations.

     On June 1, 1994, the Company acquired 50% of the common stock of TCA Communications, Inc. ("TCAC"). TCAC is a new corporation whose initial purpose is to sell long distance telephone services in the cable television communities presently served by the Company and in other adjacent markets. The acquisition was funded by the payment of $2 million in cash obtained from operations. The remaining 50% of TCAC is owned by a privately held independent telephone company.

     In April, 1994, the Company acquired 80% of the common stock of AvComm Corporation ("AvComm"), a new company formed to sell telecommunications services. The purchase price of $160,000 was obtained from operations. In September, 1994 the Company acquired the remaining 20% of the common stock of AvComm for $172,800 in cash from operations. The consolidated financial statements include the accounts of AvComm. All material intercompany transactions and balances have been eliminated.

     In March, 1994, the Company acquired 40% of the stock of Intermedia Technologies, Inc. The Company also acquired a 40% interest in Intermedia Technologies, Ltd., a limited partnership engaged in telecommunications engineering and construction. The remaining 60% of both entities is owned by a director of the Company and his son. Intermedia Technologies, Inc. is the general partner of Intermedia Technologies, Ltd. The Company's initial investment in both entities was $122,333 paid in cash from operations. During 1994, the Company invested an additional $293,308 in Intermedia Technologies, Ltd.

     On March 1, 1994, the Company sold the assets of the cable television systems serving 807 subscribers in two cities. The sales price was $1,008,750 resulting in a pre-tax gain of approximately $900,000 and an increase in net income of approximately $549,000 or $0.02 per share.

     On December 1, 1993, the Company sold the assets of a cable television system serving 641 subscribers in one city. The sales price was $769,200 resulting in a pre-tax gain of approximately $559,000 and an increase in net income of approximately $341,000 or $0.01 per share.

     On July 1, 1993, the Company acquired the assets of the cable television systems serving the towns of Tontitown, Cave Springs and Goshen, Arkansas and parts of Washington County and Benton county, Arkansas. these cable television plants are adjacent to, and will be operated by, a currently owned system of the Company. The acquisition was funded by the payment of $4,800,000 in cash obtained from operations.

     On March 1, 1993 the company acquired the assets of the cable television system located in Hearne, Texas. The acquisition was funded by the payment of approximately $1,200,000 in cash obtained from operations and the issuance of 50,000 shares of the Company's common stock.

     On February 1, 1993 the company acquired the assets of a cable television advertising company. The purchase price of $900,000 was financed through cash flow.

     These acquisitions were accounted for as purchases, and accordingly, results of operations of the acquired assets have been included in the consolidated financial statements from the dates of acquisition.

     The pro forma operating results for the fiscal 1994 and 1993 acquisitions as though the acquisitions had been made at the beginning of the respective years would not result in material differences in revenues, net income or earnings per share, and accordingly, have not been disclosed.

10.  INCENTIVE STOCK OPTION PLAN:

     In January 1982, the company adopted an incentive stock option plan for the benefit of key employees. Under the terms of the plan, options to acquire up to 410,000 shares of common stock may be granted at no less than 100% of the fair market value on the date of grant.

     Transactions during 1994, 1993 and 1992 under this plan are summarized below:

                                                          1994                    1993                1992
                                                         -------                 -------             -------
          Options outstanding at beginning of year       109,728                 111,000             147,184
            Granted                                       47,300                  50,400                   0
            Exercised                                     (4,822)                (46,572)            (35,684)
            Cancelled                                          0                  (5,100)               (500)
                                                         -------                 -------             -------
          Options outstanding at end of year             152,206                 109,728             111,000
                                                         =======                 =======             =======

          Options exercisable at end of year              67,231                  57,353              90,225
                                                         =======                 =======             =======

          Average price of options:
            Granted during year                           $24.45                  $21.00               $0.00
            Exercised during year                          15.98                   15.37                9.45
            Outstanding at end of year                     20.38                   18.44               15.65

11.  DEFERRED SAVINGS AND RETIREMENT PLAN:

     Effective September 1, 1983, the company and several of its affiliates adopted a deferred savings and retirement plan covering all employees with at least one year of service.

     Employees may elect to contribute a portion of their compensation to the plan with the first one percent of their earnings being mandatory. The company may contribute up to an amount equal to the employee's contributions but not in excess of three percent of the employee's earnings. The company anticipates that all or substantially all of their discretionary and matching contributions will consist of registered shares of common stock of the company. The company's contributions for the years ended October 31, 1994, 1993 and 1992 were $527,362, $462,612 and
     $395,035, respectively.

12.  SUPPLEMENTARY INCOME STATEMENT INFORMATION:

     The following amounts of certain expenses are included in the accompanying consolidated statements of operations:

                                                                     Year Ended October 31,
                                                      ----------------------------------------------------
                                                         1994                 1993                1992
                                                      ----------            ----------          ----------
          Maintenance and repairs                     $1,769,359            $1,533,216          $1,492,303
                                                      ==========            ==========          ==========

          Taxes, other than income taxes:
             CATV Franchise                           $  177,775            $1,795,676          $2,083,658
             Property                                  1,980,245             1,954,256           1,805,312
             Other                                       395,278               216,584             251,220
                                                      ----------            ----------          ----------
                                                      $2,553,298            $3,966,516          $4,140,190
                                                      ==========            ==========          ==========

          Rents                                       $2,288,309            $2,156,137          $2,050,453
                                                      ==========            ==========          ==========

          Copyright fees                              $1,182,935            $1,448,094          $1,425,464
                                                      ==========            ==========          ==========

     Due to FCC regulations implemented effective September 1, 1993, CATV Franchise taxes based on gross receipts are treated as pass-through items. Revenues and CATV Franchise taxes for 1994 no longer reflect the taxes received or paid where the tax is based on gross receipts rather than subscribers.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

13.  Subsequent Events:

     At the December 6, 1994 directors' meeting, a cash dividend of $0.12 was declared. This dividend is to holders of record on December 23, 1994 and payable on January 10, 1995.

     On January 20, 1995, the Company invested as a limited partner in two partnerships. Those partnerships have entered into agreements to purchase cable television systems operating in Fayetteville, Russellville, Clarksville, Paris and Booneville, Arkansas and surrounding areas ("Fayetteville/Russellville Acquisition"). The transaction includes the issuance of a minority tax certificate and is subject to regulatory approval. The systems to be purchased by the partnerships serve approximately 34,300 basic subscribers. The aggregate purchase price is approximately $65 million. The transaction is expected to close by May 15, 1995.

14.  Quarterly Financial Information (Unaudited):

                                                    Three Months Ended
                           ---------------------------------------------------------------------
                           January 31           April 30            July 31          October 31
                           ------------        -----------        -----------        -----------
     Total revenues:
             1994          $39,278,593         $39,848,022        $41,077,677        $42,095,973
             1993           36,650,223          37,843,791         38,304,936         39,492,318

     Operating income:
             1994           11,195,577          10,653,148         11,774,802         12,328,436
             1993           10,603,282          10,983,995         11,060,758         11,692,024

     Net income:
             1994            3,864,484           5,762,913          5,353,891          6,093,317
             1993            4,774,828           5,075,920          4,987,571          5,610,366

     Earnings per common
     share:
             1994                $0.16               $0.24              $0.21              $0.25
             1993                $0.19               $0.21              $0.20              $0.23


     Net income for the first quarter of 1994 was reduced $1,900,000 or $.07 per share by the recognition of a one-time cumulative effect adjustment from the adoption of FAS 109. See note 2.

15.  Fair Value of Financial Instruments:

     The carrying amount of cash and cash equivalents, accounts receivable, subscribers and accounts payable approximates fair value due to the short maturity of these instruments.

                              INDEX TO EXHIBITS

Exhibit
Number                      Description
- -------                     -----------
2         None.

3(a)      Articles of Incorporation and Bylaws. *1

3(b)      Articles of Amendment to Articles of Incorporation. *2

3(c)      Articles of Amendment to Articles of Incorporation. *2

3(d)      Articles of Amendment to Articles of Incorporation. *6

4(a)      Form of Stock Certificate. *1

9         None.

10(a)     Sample Form of Affiliated Company Management Agreement. *1

10(b)     TCA Deferred Savings and Retirement Plan. *4

10(c)     Office building lease. *5

10(d)     TCA Cable TV, Inc. Amended and Restated Incentive Stock Option
          Plan. *2

10(e) Credit Agreement dated September 13, 1989 between Texas Commerce Bank National Association and TCA Cable TV, Inc. *3

10(f) Note Agreement dated as of September 27, 1989 by and between the Prudential Insurance Company of America and TCA Cable TV, Inc. *3

10(g) First Amendment dated and effective April 29, 1992 to Credit Agreement dated September 13, 1989 between Texas Commerce Bank, National Association and TCA Cable TV, Inc. *3

10(h) Credit Agreement between TCA Cable TV, Inc. and NationsBank of Texas, N.A. dated March 31, 1993 *5

10(i) Second Amendment dated and effective April 23, 1993 to Credit Agreement dated September 13, 1989 between Texas Commerce Bank, National Association and TCA Cable TV, Inc. *3

10(j) Third Amendment dated and effective October 31, 1994 to Credit Agreement dated September 13, 1989 between Texas Commerce Bank, National Association and TCA Cable TV, Inc. *3

10(k) Asset and Purchase Agreement dated January 20, 1995 by and between Tele-Communications of Arkansas Limited Partnership and Time Warner Entertainment L. P., through its division Time Warner Cable Ventures. *3

10(l) Asset and Purchase Agreement dated January 20, 1995 by and between Tele-Communications of Northwest Arkansas Limited Partnership and Time Warner Entertainment L. P., through its division Time Warner Cable Ventures. *3

10(m) Limited Partnership Agreement of McMillian Partners, L. P. dated January 20, 1995. *3

10(n) Limited Partnership Agreement of Tele-Communications of Arkansas Limited Partnership dated January 20, 1995. *3

10(o) Limited Partnership Agreement of Tele-Communications of Northwest Arkansas Limited Partnership dated January 20, 1995. *3

11        None.

12        None.

13        None.

16        None.

18        None.

21        Subsidiaries of the Registrant.  *3

22        None.

23        Consent of Coopers & Lybrand.  *3

24        None.

27        Financial Data Schedule *3

28        None.

99        None.

*1 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated by reference herein.

*2 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated by reference herein.

*3        Filed herewith.

*4 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 2-88892, and incorporated by reference herein.

*5 Previously filed as an exhibit to Registrant's Form 10-K filed January 27, 1994 and incorporated by reference herein.

14(b)     Reports on Form 8-K:

          None.