Form 10-Q
period 1995-01-31
TCA CABLE TV INC
filed 1995-03-17
CIK 700997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


    (Mark One)
 [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  January 31, 1995


                                       OR


 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______________ to  _______________


                            Commission File 0-11478


                               TCA CABLE TV, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                               75-1798185
- -------------------------------                      ------------------------------------
(State or other jurisdiction of                      (IRS Employer Identification Number)
incorporation or organization)


  3015 S. E. Loop 323, Tyler, Texas                                75701
- ----------------------------------------                         ----------
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

                        Yes     X                     No
                             --------                     --------

   The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1995 was:

                      24,537,035 shares of common stock

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS





                                                                                       Page No.
                                                                                       --------
PART I - FINANCIAL INFORMATION


       Consolidated Balance Sheets - January 31, 1995 and October 31, 1994                3

       Consolidated Statements of Operations -
            Three months ended January 31, 1995 and 1994                                  4

       Consolidated Statement of Shareholders' Equity -
            Three months ended January 31, 1995                                           5

       Consolidated Statements of Cash Flows -
            Three months ended January 31, 1995 and 1994                                 6-7

       Notes to Consolidated Financial Statements                                         8

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                           9

PART II - OTHER INFORMATION                                                               9

       SIGNATURES                                                                         10

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                  January 31,       October 31
                 ASSETS                             1995               1994
                                               --------------      ------------
                                                 (Unaudited)
Cash                                           $    2,447,776         2,445,112
                                               --------------      ------------
Accounts receivable, subscribers                    5,324,633         4,913,712
                                               --------------      ------------
Accounts receivable, other                            145,222           164,904
                                               --------------      ------------
Investments                                         2,087,693         2,223,038
                                               --------------      ------------

Property, plant and equipment, at cost:
   Land                                             2,661,555         2,661,055
   Distribution systems                           249,601,066       243,607,084
   Transportation equipment                         6,669,382         6,513,387
   Other                                           23,408,062        22,553,063
                                               --------------      ------------
                                                  282,340,065       275,334,589
   Less accumulated depreciation                 (167,563,804)     (162,749,992)
                                               --------------      ------------
                                                  114,776,261       112,584,597
                                               --------------      ------------

Other assets:
   Intangibles, net of accumulated
     amortization of $66,645,281 and
     $65,132,499, respectively                    161,875,391       163,386,733
   Prepaid expenses                                 1,362,396           494,839
                                               --------------      ------------
                                                  163,237,787       163,881,572
                                               --------------      ------------





                                               $  288,019,372      $286,212,935
                                               ==============      ============



                                                January 31,    October 31,
               LIABILITIES                          1995           1994
                                               ------------    ------------
                                                (Unaudited)
Accounts payable                               $  9,164,198      5,357,363
Accrued expenses                                  9,512,729     11,276,727
Subscriber advance payments                       4,094,206      3,739,313
Income taxes payable                              4,120,415        495,278
Deferred income taxes                            41,450,000     40,000,000
Term debt                                       116,945,741    126,447,345
                                               ------------   ------------
                                                185,287,289    187,316,026
                                               ------------   ------------
Contingencies and commitments

          SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
  5,000,000 shares authorized; none
  issued
Common stock, $.10 par value, 60,000,000
  shares authorized; 24,740,259 and
  24,733,261 shares issued, respectively          2,474,026      2,473,326
Additional paid-in capital                       43,007,469     42,860,849
Retained earnings                                61,054,342     56,266,488
                                               ------------   ------------
                                                106,535,837    101,600,663
Less treasury stock at cost,
  209,828 and 159,828 shares, respectively       (3,803,754)    (2,703,754)
                                               ------------   ------------
                                                102,732,083     98,896,909
                                               ------------   ------------
                                               $288,019,372   $286,212,935
                                               ============   ============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                                     Three Months Ended
                                                                          January 31,
                                                                -----------------------------
                                                                    1995             1994
                                                                -----------------------------
CATV revenues                                                   $43,304,289      $39,278,593
                                                                -----------      -----------
Operating expenses:
  Salaries, wages and benefits                                    7,555,713        6,908,333
  Programming costs                                               9,879,460        8,871,453
  Other operating expenses                                        1,483,699        1,286,183
  Selling, general and administrative                             2,574,905        2,664,784
  Depreciation and amortization                                   6,326,594        8,352,263
                                                                -----------      -----------
                                                                 27,820,371       28,083,016
                                                                -----------      -----------
  Operating income                                               15,483,918       11,195,577


Other income                                                         72,804          658,233
Interest expense                                                 (2,469,558)      (2,489,326)
                                                                -----------      -----------
  Income before income taxes                                     13,087,164        9,364,484
                                                                -----------      -----------
Provision for income taxes:
  Current                                                         3,900,000        2,800,000
  Deferred                                                        1,450,000          800,000
                                                                -----------      -----------
                                                                  5,350,000        3,600,000
                                                                -----------      -----------
  Income before cumulative effect of change
     in accounting principle                                      7,737,164        5,764,484

  Cumulative effect of change in accounting principle                             (1,900,000)
                                                                -----------      -----------

   Net income                                                   $ 7,737,164      $ 3,864,484
                                                                ===========      ===========
  Earnings per common share before cumulative
     effect of change in accounting principle                   $      0.31      $      0.23

Cumulative effect of change in accounting principle                                    (0.07)
                                                                -----------      -----------

Earnings per common share                                       $      0.31      $      0.16
                                                                ===========      ===========





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                                  Common Stock Issued           Additional
                                             ----------------------------        Paid-In           Retained         Treasury
                                                 Shares          Amount          Capital           Earnings           Stock
                                             ------------    ------------      ------------      ------------     ------------
     Balance, October 31, 1994                24,733,261     $ 2,473,326       $42,860,849      $ 56,266,488      $(2,703,754)
        Net income for the three months
        ended January 31, 1995                                                                     7,737,164
        Issuance of common stock                   6,128             613           134,057
        Stock options exercised                      870              87            12,563
        Treasury stock purchased                                                                                   (1,100,000)
        Cash dividends at $.12 a share                                                            (2,949,310)
                                             ------------    ------------      ------------     -------------     ------------
     Balance, January 31, 1995                24,740,259     $ 2,474,026       $43,007,469      $ 61,054,342      $(3,803,754)
                                             ============    ============      ============     =============     ============





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Three Months Ended
                                                                      January 31,
                                                              ------------------------------
                                                                    1995            1994
                                                               --------------   ------------
Cash flows from operating activities:
   Cash received from customers                               $   43,267,943   $ 40,662,428
   Cash paid to suppliers and employees                          (21,348,382)   (18,553,204)
   Other revenue received                                            208,539         98,868
   Interest paid                                                  (2,405,002)    (2,617,142)
   Income taxes paid                                                (274,863)      (271,018)
                                                               --------------   ------------
      Net cash provided by operating activities                   19,448,235     19,319,932
                                                               --------------   ------------

Cash flows from investing activities:
   Capital expenditures                                           (7,007,307)    (5,498,485)
   Proceeds from sales of assets                                                    769,200
                                                               --------------   ------------

      Net cash used in investing activities                       (7,007,307)    (4,729,285)
                                                               --------------   ------------

Cash flows from financing activities:
   Borrowings of term debt                                         8,100,000      9,599,990
   Repayments of term debt                                       (17,601,605)   (20,401,453)
   Proceeds from stock options exercised                              12,651         12,029
   Dividends paid                                                 (2,949,310)    (2,712,959)
                                                               --------------   ------------

      Net cash provided by (used in) financing activities        (12,438,264)   (13,502,393)
                                                               --------------   ------------

Net increase (decrease) in cash                                        2,664      1,088,254

Cash at beginning of period                                        2,445,112      1,450,276
                                                               --------------   ------------

Cash at end of period                                         $    2,447,776   $  2,538,530
                                                              ===============  =============





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                  (UNAUDITED)


                                                                    Three Months Ended
                                                                       January 31,
                                                              ------------------------------
                                                                    1995            1994
                                                               --------------  -------------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                                 $    7,737,164  $   3,864,484
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Cumulative effect of change in accounting principle                          1,900,000
     Depreciation expense                                          4,813,812      5,454,437
     Amortization expense                                          1,512,782      2,897,826
     (Gain) loss on sale of assets                                                 (559,365)
     Share of (earnings) losses of affiliates                        135,735       (559,365)
     Deferred income taxes                                         1,450,000        800,000
     Contribution of common stock to retirement plan                 134,671        133,798
     (Increase) decrease in other assets                            (867,557)      (726,567)
     (Increase) decrease in accounts receivable, subscribers        (410,921)       244,893
     (Increase) decrease in accounts receivable, other                19,682        313,686
     Increase (decrease) in subscriber advance payments              354,893        825,256
     Increase (decrease) in accrued expenses                      (1,763,998)      (457,530)
     Increase (decrease) in income taxes payable                   3,625,137      2,528,982
     Increase (decrease) in accounts payable                       3,806,835
     Accrued treasury stock purchase                              (1,100,000)     2,100,032
                                                              --------------- --------------

Net cash provided by operating activities                     $   19,448,235  $  18,760,567
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

           The financial statements as of January 31, 1995 and for the three month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

     B. The consolidated statements of operations for the three months ended January 31, 1995, are not necessarily indicative of the operating results to be expected for the full year.

     C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,588,610 shares and 24,695,803 shares for 1995 and 1994, respectively.

     D. Effective November 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. As of November 1, 1993, the Company recorded a one-time tax charge of $1,900,000 or $.07 per share, which amount represents the net increase to the deferred tax liability as of that date. Such amount has bee reflected in the consolidated statements of operations as the cumulative effect of a change in accounting principle.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of the three-month period ended January 31, 1995, with the same three-month period of the prior year reveals increases in revenues, operating income and net income. Revenues, operating income, and net income increased by approximately 10%, 38% and 100%, respectively. Income before cumulative effect of change in accounting principle increased 34%.

The revenue increase was mostly attributable to internal growth. The Company's basic accounts increased from 457,061 at January 31, 1994 to 468,662 at January 31, 1995 or approximately 3%. Average revenue per account increased from $28.72 to $30.93 or approximately 8%.

Operating expenses decreased approximately 1% during the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994. Salaries, wages and benefits increased 9%. Programming costs and other operating expenses increased 11% and 15%, respectively. Selling, general and administrative expenses decreased 3%. Depreciation and amortization decreased 24%.

Interest expense decreased by $19,768 or approximately 1%. The Company's term debt was $116.9 million at January 31, 1995 compared to $132.4 million at January 31, 1994, a net decrease of $15.5 million. The Company's weighted average interest rate was 8.03% and 7.23% for the quarters ended January 31, 1995 and 1994, respectively.

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

             (c)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           TCA CABLE TV, INC.


 Date: March 16, 1995                       /s/ Robert M. Rogers
                                           ----------------------------------
                                           Robert M. Rogers, Chairman and
                                              Chief Executive Officer


 Date: March 16, 1995                       /s/ Jimmie F. Taylor
                                           ----------------------------------
                                           Jimmie F. Taylor, Vice President,
                                              CFO and Treasurer