Form 10-Q
period 1995-05-30
TCA CABLE TV INC
filed 1995-06-14
CIK 700997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


        (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  April 30, 1995


                                       OR


          [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ________________ to  ________________


                         Commission File No:  0-11478


                               TCA CABLE TV, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Texas                                        75-1798185
- -------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


 3015 S. E. Loop 323, Tyler, Texas                            75701
- ---------------------------------------                    ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   903/595-3701
                                                      ------------

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

The number of shares outstanding of each of the registrant's classes of common stock as of June 12, 1995 was:

                        24,542,209 shares of common stock
                        ----------

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS





                                                                                                                  Page No.
                                                                                                                  --------
PART I - FINANCIAL INFORMATION


       Consolidated Balance Sheets - April 30, 1995 and October 31, 1994                                              3

       Consolidated Statements of Operations -
            Three and Six months ended April 30, 1995 and 1994                                                        4

       Consolidated Statement of Shareholders' Equity -
            Six months ended April 30, 1995                                                                           5

       Consolidated Statements of Cash Flows -
            Six months ended April 30, 1995 and 1994                                                                 6-7

       Notes to Consolidated Financial Statements                                                                     8

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                                                       9

PART II - OTHER INFORMATION                                                                                           9

       SIGNATURES                                                                                                    10


                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                                            April 30,                      October 31,
                        ASSETS                                                1995                             1994
                                                                    -----------------------            ------------------
                                                                           (Unaudited)
Cash                                                                $             2,444,953            $        2,445,112
                                                                    -----------------------            ------------------
Accounts receivable, subscribers                                                  5,809,833                     4,913,712
                                                                    -----------------------            ------------------
Accounts receivable, other                                                          190,682                       164,904
                                                                    -----------------------            ------------------
Investments, at cost                                                              2,014,471                     2,223,038
                                                                    -----------------------            ------------------
Property, plant and equipment, at cost:
   Land                                                                           2,671,160                     2,661,055
   Distribution systems                                                         258,516,176                   243,607,084
   Transportation equipment                                                       7,303,529                     6,513,387
   Other                                                                         24,052,214                    22,553,063
                                                                    -----------------------            ------------------
                                                                                292,543,079                   275,334,589
   Less accumulated depreciation                                               (172,515,394)                 (162,749,992)
                                                                    -----------------------            ------------------
                                                                                120,027,685                   112,584,597
                                                                    -----------------------            ------------------

Other assets:
   Intangibles, net of accumulated
     amortization of $68,158,063 and
     $65,132,499, respectively                                                  164,067,486                   163,386,733
   Prepaid expenses                                                                 677,103                       494,839
                                                                    -----------------------            ------------------
                                                                                164,744,589                   163,881,572
                                                                    -----------------------            ------------------


                                                                    $           295,232,213            $      286,212,935
                                                                    =======================            ==================


                                                                                  April 30,                 October 31,
                              LIABILITIES                                           1995                       1994
                                                                             -------------------          --------------
                                                                                    (Unaudited)
 Accounts payable                                                            $        6,848,501          $    5,357,363
 Accrued expenses                                                                    10,600,377              11,276,727
 Subscriber advance payments                                                          3,726,488               3,739,313
 Income taxes payable                                                                   790,382                 495,278
 Deferred income taxes                                                               42,900,000              40,000,000
 Term debt                                                                          122,744,095             126,447,345
                                                                             ------------------          --------------
                                                                                    187,609,843             187,316,026
                                                                             ------------------          --------------

 Contingencies and commitments

                          SHAREHOLDERS' EQUITY

 Preferred stock, $1.00 par value,
   5,000,000 shares authorized; none
   issued
 Common stock, $.10 par value, 60,000,000
   shares authorized; 24,749,453 and
   24,733,261 shares issued, respectively                                             2,474,945               2,473,326
 Additional paid-in capital                                                          43,129,634              42,860,849
 Retained earnings                                                                   65,821,544              56,266,488
                                                                             ------------------          --------------
                                                                                    111,426,123             101,600,663
 Less treasury stock, at cost,
   209,828  and 159,828 shares, respectively                                         (3,803,754)             (2,703,754)
                                                                             ------------------          --------------
                                                                                    107,622,369              98,896,909
                                                                             ------------------          --------------

                                                                             $      295,232,212          $  286,212,935
                                                                             ==================          ==============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                              Three Months Ended                   Six Months Ended
                                                                   April 30,                           April 30,
                                                       --------------------------------   -----------------------------------
                                                            1995              1994             1995               1994
                                                       --------------   ---------------   --------------   ------------------
CATV revenues                                          $   43,953,790   $    39,848,022   $   87,258,079   $       79,126,615
                                                       --------------   ---------------   --------------   ------------------


Operating expenses:
  Salaries, wages and benefits                              7,704,939         7,623,348       15,260,652           14,531,681
  Programming costs                                        10,013,357         8,924,821       19,892,817           17,796,274
  Other operating expenses                                  1,540,326         1,472,291        3,024,025            2,758,474
  Selling, general and administrative                       2,854,916         2,747,857        5,429,821            5,412,641
  Depreciation and amortization                             6,517,159         8,426,557       12,843,753           16,778,820
                                                       --------------   ---------------   --------------   ------------------
                                                           28,630,697        29,194,874       56,451,068           57,277,890
                                                       --------------   ---------------   --------------   ------------------
  Operating income                                         15,323,093        10,653,148       30,807,011           21,848,725


Other income                                                  229,500           983,734          302,304            1,641,967
Interest expense                                           (2,414,635)       (2,373,969)      (4,884,193)          (4,863,295)
                                                       --------------   ---------------   --------------   ------------------
  Income before income taxes                               13,137,958         9,262,913       26,225,122           18,627,397
                                                       --------------   ---------------   --------------   ------------------


Provision for income taxes:
  Current                                                   3,970,000         2,700,000        7,870,000            5,500,000
  Deferred                                                  1,450,000           800,000        2,900,000            1,600,000
                                                       --------------   ---------------   --------------   ------------------
                                                            5,420,000         3,500,000       10,770,000            7,100,000
                                                       --------------   ---------------   --------------   ------------------
Income before cumulative effect of
  change in accounting principle                            7,717,958         5,762,913       15,455,122           11,527,397

Cumulative effect of change in
  accounting principle                                                                                             (1,900,000)
                                                       --------------   ---------------   --------------   ------------------
   Net Income                                          $    7,717,958   $     5,762,913   $   15,455,122   $        9,627,397
                                                       ==============   ===============   ==============   ==================
Earnings per common share before
  cumulative change in accounting principle            $         0.31   $          0.24   $         0.62   $             0.47
Cumulative effect of change in
  accounting principle                                                                                                  (0.07)
                                                       --------------   ---------------   --------------   ------------------
Earnings per common share                              $         0.31   $          0.24   $         0.62   $             0.40
                                                       ==============   ===============   ==============   ==================

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)





                                              Common Stock Issued              Additional
                                       ---------------------------------        Paid-In             Retained            Treasury
                                           Shares            Amount             Capital             Earnings              Stock
                                       ------------     ----------------     --------------     ---------------     ---------------
Balance, October 31, 1994                24,733,261     $      2,473,326     $   42,860,849     $    56,266,488     $    (2,703,754)
   Net income for the six months
   ended April 30, 1995                                                                              15,455,122
   Issuance of common stock                   9,375                  937            215,471
   Stock options exercised                    6,817                  682             53,314
   Treasury stock purchased                                                                                              (1,100,000)
   Cash dividends at $.24 a share                                                                    (5,900,066)
                                       ------------     ----------------     --------------     ---------------     ---------------
Balance, April 30, 1995                  24,749,453     $      2,474,945     $   43,129,634     $    65,821,544     $    (3,803,754)
                                       ============     ================     ==============     ===============     ===============





                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                         Six Months Ended
                                                                                             April 30,
                                                                             ---------------------------------------
                                                                                  1995                     1994
                                                                             ---------------          --------------
Cash flows from operating activities:
   Cash received from customers                                              $    86,323,355          $   79,977,727
   Cash paid to suppliers and employees                                          (42,806,216)            (40,877,191)
   Other revenue received                                                            347,036                 182,298
   Interest paid                                                                  (4,836,359)             (5,031,290)
   Income taxes paid                                                              (7,574,896)             (6,390,657)
                                                                             ---------------          --------------
      Net cash provided by operating activities                                   31,452,920              27,860,887
                                                                             ---------------          --------------
Cash flows from investing activities:
   Payments for purchases of companies
     and CATV systems                                                             (3,704,876)               (111,929)
   Capital expenditures                                                          (17,884,211)            (13,252,411)
                                                                             ---------------          --------------
      Net cash used in investing activities                                      (21,589,087)            (13,364,340)
                                                                             ---------------          --------------
Cash flows from financing activities:
   Borrowings of term debt                                                        36,499,990              35,199,990
   Repayments of term debt                                                       (40,203,240)            (46,002,942)
   Treasury stock purchased                                                       (1,100,000)
   Proceeds from sale of assets                                                      785,331               1,777,950
   Proceeds from stock options exercised                                              53,995                  31,639
   Dividends paid                                                                 (5,900,068)             (5,426,517)
                                                                             ---------------          --------------
      Net cash provided by (used in) financing activities                         (9,863,992)            (14,419,880)
                                                                             ---------------          --------------
Net increase (decrease) in cash and cash equivalents                                    (159)                 76,667

Cash and cash equivalents at beginning of period                                   2,445,112               1,450,276
                                                                             ---------------          --------------
Cash and cash equivalents at end of period                                   $     2,444,953          $    1,526,943
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

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                  (UNAUDITED)


                                                                                               Six Months Ended
                                                                                                   April 30,
                                                                                     ----------------------------------------
                                                                                             1995                1994
                                                                                     -------------------  -------------------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                                                       $        15,455,122  $       9,627,397
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation expense                                                                     9,818,189         10,982,068
     Amortization expense                                                                     3,025,564          5,796,751
     Deferred income taxes                                                                    2,900,000          3,500,000
     (Gain) loss on sale of assets                                                             (164,225)        (1,459,669)
     Share of (earnings) losses of affiliates                                                   208,957
     Contribution of common stock to retirement plan                                            216,409            276,509
     (Increase) decrease in accounts receivable, subscribers                                   (896,121)           368,863
     (Increase) decrease in accounts receivable, other                                          (25,778)           243,566
     (Increase) decrease in other assets                                                       (182,264)          (618,237)
     Increase (decrease) in accounts payable                                                  1,491,138           (325,771)
     Increase (decrease) in subscriber advance payments                                         (12,825)           238,683
     Increase (decrease) in accrued expenses                                                   (676,350)           121,384
     Increase (decrease) in income taxes payable                                                295,104           (890,657)
                                                                                    -------------------  -----------------
Net cash provided by operating activities                                           $        31,452,920  $      27,860,887
                                                                                    ===================  =================





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

The financial statements as of April 30, 1995 and for the six month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the six months ended April 30, 1995, are not necessarily indicative of the operating results to be expected for the full year.

C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,559,659 shares and 24,685,832 shares for 1995 and 1994, respectively.

D. In March 1995, the Company announced its agreement to purchase the assets related to the cable system serving approximately 32,800 customers in the towns of San Angelo, Andrews, Ballinger, Miles, and Winters, Texas from Marcus Cable of San Angelo. The Company anticipates a July 1, 1995 closing.

E. In May 1995, the Company finalized its purchase of two cable television systems operating in Fayetteville, Russellville, Clarksville, Booneville and Paris, Arkansas which was handled through a limited partnership. The newly acquired systems serve approximately 34,300 basic subscribers.

F. The Company also announced in May 1995 its agreement to purchase the assets related to the cable system serving El Dorado, Arkansas from Time Warner Cable Ventures, a division of Time Warner Entertainment, L.P. This system currently serves approximately 10,400 subscribers. An August 1, 1995 closing is anticipated.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of the three-month period ended April 30, 1995, with the same three-month period of the prior year reveals increases in revenues, operating income, and net income. Revenues, operating income, and net income increased by approximately 10%, 44%, and 34%, respectively.

The revenue increase was mostly attributable to internal growth. The Company's basic accounts increased from 460,360 at April 30, 1994 to 471,991 at April 30, 1995 or approximately 2%. Average revenue per account increased from $28.80 to $31.04 or approximately 8%.

Operating expenses decreased approximately 2% during the second quarter of fiscal 1995 as compared to the second quarter of fiscal 1994. The decrease in operating expenses resulted from a 23% decrease in depreciation and amortization expense. Salaries, wages and benefits increased 1%. Programming costs and other operating expenses increased 12% and 5%, respectively. Selling, general, and administrative expenses increased 4%.

Interest expense decreased by $41,000 or approximately 2%. The decrease was attributable to the repayment of term debt.


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




                         PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         A.  Exhibit A

              2.1. Asset Purchase Agreement among Marcus Cable of San Angelo, L.P. and Teleservice Corporation of America dated March 24, 1995.(1)

              2.2.  Amendment No. 1 to Asset Purchase Agreement

             10.1. TCA Cable TV, Inc. Amended and Restated Incentive Stock Option Plan

         B. No reports on Form 8-K have been filed during the quarter for which this report is filed.

         C.  Exhibit 27 - Financial Data Schedule


- --------------------------
(1) Schedules and similar attachments to this exhibit have not been filed herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                              TCA CABLE TV, INC.


       Date:  June 13, 1995                   /s/ Robert M. Rogers
                                              Robert M. Rogers, Chairman and
                                               Chief Executive Officer


       Date:  June 13, 1995                   /s/ Jimmie F. Taylor
                                              Jimmie F. Taylor, Vice President,
                                               CFO and Treasurer

                         EXHIBIT INDEX



Exhibit  2.1 - Asset Purchase Agreement among Marcus Cable of San
               Angelo, L.P. and Teleservice Corporation of America dated March 24, 1995.(1)

Exhibit  2.2 - Amendment No. 1 to Asset Purchase Agreement

Exhibit 10.1 - TCA Cable TV, Inc. Amended and Restated Incentive Stock
               Option Plan

Exhibit 27   - Financial Data Schedule


- --------------------------
(1) Schedules and similar attachments to this exhibit have not been filed herewith, but the nature of their contents is described in the body of this exhibit. The Company agrees to furnish a copy of any such omitted schedules and attachments to the Commission upon request.