Form 10-Q
period 1995-07-31
TCA CABLE TV INC
filed 1995-09-14
CIK 700997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended: July 31, 1995
                                              -------------
                                    OR


   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to __________________

                         Commission File No.: 0-11478

                              TCA CABLE TV, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Texas                                               75-1798185
    -------------------------------                      ------------------------------------
    (State or other jurisdiction of                      (IRS Employer Identification Number)
    incorporation or organization)

    3015 SSE Loop 323, Tyler, Texas                                    75701
----------------------------------------                            ----------
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

The number of shares outstanding of each of the registrant's classes of common stock as of September 13, 1995 was:

                        24,566,735 shares of common stock
                        ----------

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION


       Consolidated Balance Sheets - July 31, 1995 and October 31, 1994    3

       Consolidated Statements of Operations -
            Three and nine months ended July 31, 1995 and 1994             4

       Consolidated Statement of Shareholders' Equity -
            Nine months ended July 31, 1995                                5

       Consolidated Statements of Cash Flows -
            Nine months ended July 31, 1995 and 1994                      6-7

       Notes to Consolidated Financial Statements                          8

       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9

PART II - OTHER INFORMATION                                                9

       SIGNATURES                                                          10

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     July 31,         October 31,
                  ASSETS                               1995              1994
                                                 --------------      -------------
                                                   (Unaudited)
Cash                                             $    2,285,423      $   2,445,112
                                                 --------------      -------------
Accounts receivable, subscribers                      7,195,483          4,913,712
                                                 --------------      -------------
Accounts receivable, other                              971,881            164,904
                                                 --------------      -------------
Notes receivable                                      2,500,000                  0
                                                 --------------      -------------
Investments, at cost                                  1,708,501          2,223,038
                                                 --------------      -------------
Property, plant and equipment, at cost:
   Land                                               2,893,678          2,661,055
   Distribution systems                             284,772,960        243,607,084
   Transportation equipment                           8,152,506          6,513,387
   Other                                             25,902,738         22,553,063
                                                 --------------      -------------
                                                    321,721,882        275,334,589
   Less accumulated depreciation                   (178,255,051)      (162,749,992)
                                                 --------------      -------------
                                                    143,466,831        112,584,597
                                                 --------------      -------------
Other assets:
   Intangibles, net of accumulated
     amortization of $70,658,036 and
     $65,132,149, respectively                      271,668,382        163,386,733
   Prepaid expenses                                   1,807,239            494,839
                                                 --------------      -------------
                                                    273,475,621        163,881,572
                                                 --------------      -------------




                                                 $  431,603,740      $ 286,212,935
                                                 ==============      =============

                                                    July 31,          October 31,
               LIABILITIES                            1995               1994
                                                 --------------      -------------
                                                   (Unaudited)
Accounts payable                                 $    7,484,156      $   5,357,363
Accrued expenses                                     13,122,819         11,276,727
Subscriber advance payments                           3,393,566          3,739,313
Income taxes payable                                 (1,265,239)           495,278
Deferred income taxes                                45,400,000         40,000,000
Term debt                                           251,027,409        126,447,345
                                                 --------------      -------------
                                                    319,162,711        187,316,026
                                                 --------------      -------------

Contingencies and commitments

          SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
  5,000,000 shares authorized; none
  issued
Common stock, $.10 par value, 60,000,000
  shares authorized; 24,765,517 and
  24,733,261 shares issued, respectively              2,476,552          2,473,326
Additional paid-in capital                           43,361,240         42,860,849
Retained earnings                                    70,406,992         56,266,488
                                                 --------------      -------------
                                                    116,244,784        101,600,663
Less treasury stock, at cost, 209,828
  and 159,828 shares, respectively                   (3,803,754)        (2,703,754)
                                                 --------------      -------------

                                                    112,441,030         98,896,909
                                                 --------------      -------------
                                                 $  431,603,740      $ 286,212,935
                                                 ==============      =============


The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                Three Months Ended           Nine Months Ended
                                                     July 31,                     July 31,
                                              -------------------------   ---------------------------
                                                 1995          1994           1995           1994
                                              -----------   -----------   ------------   ------------
CATV revenues                                 $49,125,564   $41,077,677   $136,383,643   $120,204,292
                                              -----------   -----------   ------------   ------------
Operating expenses:
  Salaries, wages and benefits                  8,225,263     7,167,566     23,485,915     21,699,247
  Programming costs                            11,870,717     9,285,814     31,763,534     27,082,088
  Other operating expenses                      1,655,180     1,448,251      4,679,205      4,206,725
  Selling, general and administrative           3,258,751     3,020,524      8,688,572      8,433,165
  Depreciation and amortization                 8,239,630     8,380,720     21,083,383     25,159,540
                                              -----------   -----------   ------------   ------------
                                               33,249,541    29,302,875     89,700,609     86,580,765
                                              -----------   -----------   ------------   ------------
  Operating income                             15,876,023    11,774,802     46,683,034     33,623,527

Other income                                     (136,928)       77,106        165,376      1,719,073
Interest expense                               (3,984,583)   (2,448,017)    (8,868,776)    (7,311,312)
                                              -----------   -----------   ------------   ------------
  Income before income taxes                   11,754,512     9,403,891     37,979,634     28,031,288
                                              -----------   -----------   ------------   ------------

Provision for income taxes:
  Current                                       1,730,000     3,250,000      9,600,000      8,750,000
  Deferred                                      2,500,000       800,000      5,400,000      2,400,000
                                              -----------   -----------   ------------   ------------
                                                4,230,000     4,050,000     15,000,000     11,150,000
                                              -----------   -----------   ------------   ------------
Income before cumulative effect of
   change in accounting principle               7,524,512     5,353,891     22,979,634     16,881,288
Cumulative effect of change in
   accounting principle                                                                    (1,900,000)
                                              -----------   -----------   ------------   ------------
  Net income                                  $ 7,524,512   $ 5,353,891   $ 22,979,634   $ 14,981,288
                                              ===========   ===========   ============   ============

Earnings per common share before
   cumulative effect of change in
   accounting principle                       $      0.32   $      0.21   $       0.94   $       0.68
Cumulative effect of change in
   accounting principle                                                                         (0.07)
                                              -----------   -----------   ------------   ------------
Earnings per common share                     $      0.32   $      0.21   $       0.94   $       0.61
                                              ===========   ===========   ============   ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                              Common Stock Issued         Additional
                                            ------------------------        Paid-In        Retained        Treasury
                                              Shares         Amount         Capital        Earnings          Stock
                                            ----------    ----------     -----------     ----------      -----------
Balance, October 31, 1994                   24,733,261    $2,473,326     $42,860,849     $56,266,488     $(2,703,754)

  Net income for the nine months                                                          22,979,634
    ended July 31, 1995

  Issuance of common stock                     14,799         1,480         355,996

  Stock options exercised                      17,457         1,746         144,395

  Treasury stock purchased                                                                                (1,100,000)

  Cash dividends at $.36 a share                                                          (8,839,130)
                                            ----------    ----------     -----------     -----------     -----------
Balance, July 31, 1995                      24,765,517    $2,476,552     $43,361,240     $70,406,992     $(3,803,754)
                                            ==========    ==========     ===========     ===========     ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                      Nine Months Ended
                                                                                          July 31,
                                                                                  ----------------------------
                                                                                     1995              1994
                                                                                  -------------   ------------
Cash flows from operating activities:
   Cash received from customers                                                   $ 132,949,148   $120,466,270
   Cash paid to suppliers and employees                                             (65,985,498)   (59,630,482)
   Other revenue received                                                               516,078        301,316
   Interest paid                                                                     (8,482,542)    (7,404,651)
   Income taxes paid                                                                (11,360,517)    (9,850,600)
                                                                                  -------------   ------------
      Net cash provided by operating activities                                      47,636,669     43,881,853
                                                                                  -------------   ------------
Cash flows from investing activities:
   Payments for purchases of companies
     and CATV systems                                                              (131,819,265)    (2,905,411)
   Capital expenditures                                                             (29,049,498)   (20,602,344)
   Proceeds from sale of assets                                                         785,331      1,777,950
                                                                                  -------------   ------------
      Net cash used in investing activities                                        (160,083,432)   (21,729,805)
                                                                                  -------------   ------------
Cash flows from financing activities:
   Borrowings of term debt                                                          277,884,990     53,599,990
   Repayments of term debt                                                         (153,304,927)   (65,104,469)
   Loans to affiliates                                                               (2,500,000)
   Treasury stock purchased                                                          (1,100,000)    (2,160,000)
   Proceeds from stock options exercised                                                146,141         32,407
   Dividends paid                                                                    (8,839,130)    (8,128,750)
                                                                                  -------------   ------------
      Net cash provided by (used in) financing activities                           112,287,074    (21,760,822)
                                                                                  -------------   ------------
Net increase (decrease) in cash and cash equivalents                                   (159,689)       391,226

Cash and cash equivalents at beginning of period                                      2,445,112      1,450,276
                                                                                  -------------   ------------
Cash and cash equivalents at end of period                                        $   2,285,423   $  1,841,502
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

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                  (UNAUDITED)


                                                                                         Nine Months Ended
                                                                                               July 31,
                                                                                       --------------------------
                                                                                          1995           1994
                                                                                       -----------    -----------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                                                          $22,979,634    $14,981,288
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation expense                                                               15,557,846     16,464,413
     Amortization expense                                                                5,525,537      8,695,127
     Deferred income taxes                                                               5,400,000      4,300,000
     Contribution of common stock to retirement plan                                       357,477        395,105
     (Gain) loss on sale of assets                                                        (164,225)    (1,459,669)
     Share of (earnings) losses of affiliates                                              514,927         41,912
     (Increase) decrease in other assets                                                (1,312,400)      (540,438)
     (Increase) decrease in accounts receivable, subscribers                            (2,281,771)       (95,721)
     (Increase) decrease in accounts receivable, other                                    (806,977)       223,382
     Increase (decrease) in subscriber advance payments                                   (345,747)       134,317
     Increase (decrease) in accrued expenses                                             1,846,092      3,015,214
     Increase (decrease) in income taxes payable                                        (1,760,517)    (1,100,600)
     Increase (decrease) in accounts payable                                             2,126,793     (1,172,477)
                                                                                       -----------    -----------
Net cash provided by operating activities                                              $47,636,669    $43,881,853
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

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



A. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain financial information has been condensed and certain footnote disclosures have been omitted. Such information and disclosures are normally included in financial statements prepared in accordance with accounting principles.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto in the Company's latest report on Form 10-K.

The financial statements as of July 31, 1995 and for the nine month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the nine months ended July 31, 1995, are not necessarily indicative of the operating results to be expected for the full year.

C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,573,118 shares and 24,579,529 shares for 1995 and 1994, respectively.

D. In May 1995, the Company through its subsidiaries acquired substantially all of the assets used by Time Warner Entertainment Company, L.P. in the operation of the cable television systems in and around the following cities in Arkansas: Fayetteville, Elkins, Farmington, Greenland, Russellville, Clarksville, Booneville, Pottsville, Paris, and the unincorporated areas within the counties in which the foregoing cities are located. The cost of the acquisition was approximately $66 million, all of which was paid in cash obtained from the Company's bank lines of credit.

E. On July 1, 1995 the Company, through a subsidiary, acquired substantially all of the assets used by Marcus Cable of San Angelo, L.P. in the operation of the cable television systems in and around the following cities, counties, and areas in Texas: San Angelo, Andrews, Ballinger, Miles, Winters, Goodfellow Air Force Training Center, Andrews County, and Tom Green County. The cost of the acquisition was approximately $66 million, all of which was paid in cash from the Company's bank lines of credit.

F. In August 1995, the Company, through a subsidiary, also purchased the assets related to the operation of the cable system serving the city of El Dorado, Arkansas. The purchase price of approximately $19 million was obtained from the Company's bank lines of credit.

G. Also in August 1995, the Company signed an agreement to acquire the assets of cable systems from Star Cable Associates, then exchange them, along with additional cash, with Time Warner Entertainment - Advance/Newhouse Partnership for the Alexandria and Pineville, Louisiana cable system assets. The system serves approximately 29,000 basic subscribers.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of the three-month period ended July 31, 1995 with the same three-month period of the prior year reveals increases in revenues, operating income and net income. Revenues, operating income, and net income increased by approximately 20%, 35% and 41%, respectively.

Approximately 44% of the revenue increase was from cable television system acquisitions and 56% from internal growth. The Company's basic accounts increased from 454,568 at July 31, 1994 to 526,142 at July 31, 1995 or approximately 16%. Average revenue per account increased from $29.30 to $31.50 or approximately 8%.

Operating expenses increased approximately 13% during the third quarter of fiscal 1995 as compared to the third quarter of fiscal 1994. Approximately 83% of the operating expense increase was attributable to acquisitions. The remainder of the increase in operating expenses arises from internal growth.

Interest expense increased by approximately $1.5 million or 63%. The increase was attributable to approximately $132 million in borrowings to fund acquisitions.


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


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

       A. Exhibit A

       2.1. ASSET PURCHASE AGREEMENT dated August 28, 1995, between Telecable Associates, Inc. and Star Cable Associates.

       2.2. ASSET EXCHANGE AGREEMENT dated August 28, 1995, between Time Warner Entertainment-Advance/Newhouse Partnership and Telecable Associates, Inc.

       10.1. Credit Agreement dated July 21, 1995 between TCA Cable TV, Inc., NationsBank of Texas, N.A., Texas Commerce Bank National Association and Lenders.

       10.2. Note Agreement dated June 23, 1995 between TCA Cable TV, Inc. and The Prudential Insurance Company of America and the other parties hereto.

       27.    Financial Data Schedule

       B. The following reports on Form 8-K have been filed during the quarter for which this report is filed:

       1. Report dated May 1, 1995, filed May 16, 1995, subsequent to the Russellville acquisition.

       2. Report dated May 9, 1995, filed May 24, 1995, subsequent to the Fayetteville acquisition.

       3. Report dated June 30, 1995, filed July 14, 1995, subsequent to the San Angelo acquisition.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           TCA CABLE TV, INC.


 Date: September 14, 1995                    /s/  Robert M. Rogers
                                           -----------------------------------
                                           Robert M. Rogers, Chairman and
                                              Chief Executive Officer


 Date: September 14, 1995                    /s/  Jimmie F. Taylor
                                           -----------------------------------
                                           Jimmie F. Taylor, Vice President,
                                              CFO and Treasurer

                                EXHIBIT INDEX


       2.1. ASSET PURCHASE AGREEMENT dated August 28, 1995, between Telecable Associates, Inc. and Star Cable Associates.

       2.2. ASSET EXCHANGE AGREEMENT dated August 28, 1995, between Time Warner Entertainment-Advance/Newhouse Partnership and Telecable Associates, Inc.

       10.1. Credit Agreement dated July 21, 1995 between TCA Cable TV, Inc., NationsBank of Texas, N.A., Texas Commerce Bank National Association and Lenders.

       10.2. Note Agreement dated June 23, 1995 between TCA Cable TV, Inc. and The Prudential Insurance Company of America and the other parties hereto.

       27.    Financial Data Schedule