Form 10-Q/A
period 1995-07-31
TCA CABLE TV INC
filed 1995-09-15
CIK 700997

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
                               (Amendment No. 1)

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

Reference is made to the current report on Form 10-Q (the "Form 10-Q") filed by TCA Cable TV, Inc. (the "Company") on September 14, 1995. The Form 10-Q is hereby amended to change the earnings per share from $0.32 to $0.31 for the quarter ended July 31, 1995 and from $0.94 to $0.93 for the nine months ended July 31, 1995. This change is a result of a change in rounding when calculating the earnigns per share on a quarterly basis versus an annualized basis. There are no changes to the Company's earnings. The Form 10-Q is hereby amended to read in its entirety as follows:




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

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                Three Months Ended           Nine Months Ended
                                                     July 31,                     July 31,
                                              -------------------------   ---------------------------
                                                 1995          1994           1995           1994
                                              -----------   -----------   ------------   ------------
CATV revenues                                 $49,125,564   $41,077,677   $136,383,643   $120,204,292
                                              -----------   -----------   ------------   ------------
Operating expenses:
  Salaries, wages and benefits                  8,225,263     7,167,566     23,485,915     21,699,247
  Programming costs                            11,870,717     9,285,814     31,763,534     27,082,088
  Other operating expenses                      1,655,180     1,448,251      4,679,205      4,206,725
  Selling, general and administrative           3,258,751     3,020,524      8,688,572      8,433,165
  Depreciation and amortization                 8,239,630     8,380,720     21,083,383     25,159,540
                                              -----------   -----------   ------------   ------------
                                               33,249,541    29,302,875     89,700,609     86,580,765
                                              -----------   -----------   ------------   ------------
  Operating income                             15,876,023    11,774,802     46,683,034     33,623,527

Other income                                     (136,928)       77,106        165,376      1,719,073
Interest expense                               (3,984,583)   (2,448,017)    (8,868,776)    (7,311,312)
                                              -----------   -----------   ------------   ------------
  Income before income taxes                   11,754,512     9,403,891     37,979,634     28,031,288
                                              -----------   -----------   ------------   ------------

Provision for income taxes:
  Current                                       1,730,000     3,250,000      9,600,000      8,750,000
  Deferred                                      2,500,000       800,000      5,400,000      2,400,000
                                              -----------   -----------   ------------   ------------
                                                4,230,000     4,050,000     15,000,000     11,150,000
                                              -----------   -----------   ------------   ------------
Income before cumulative effect of
   change in accounting principle               7,524,512     5,353,891     22,979,634     16,881,288
Cumulative effect of change in
   accounting principle                                                                    (1,900,000)
                                              -----------   -----------   ------------   ------------
  Net income                                  $ 7,524,512   $ 5,353,891   $ 22,979,634   $ 14,981,288
                                              ===========   ===========   ============   ============

Earnings per common share before
   cumulative effect of change in
   accounting principle                       $      0.31   $      0.21   $       0.93   $       0.68
Cumulative effect of change in
   accounting principle                                                                         (0.07)
                                              -----------   -----------   ------------   ------------
Earnings per common share                     $      0.31   $      0.21   $       0.93   $       0.61
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

                                           TCA CABLE TV, INC.


 Date: September 15, 1995                    /s/  Robert M. Rogers
                                           -----------------------------------
                                           Robert M. Rogers, Chairman and
                                              Chief Executive Officer


 Date: September 15, 1995                    /s/  Jimmie F. Taylor
                                           -----------------------------------
                                           Jimmie F. Taylor, Vice President,
                                              CFO and Treasurer

                                EXHIBIT INDEX


       2.1. ASSET PURCHASE AGREEMENT dated August 28, 1995, between Telecable Associates, Inc. and Star Cable Associates. (1)

       2.2. ASSET EXCHANGE AGREEMENT dated August 28, 1995, between Time Warner Entertainment-Advance/Newhouse Partnership and Telecable Associates, Inc. (1)

       10.1. Credit Agreement dated July 21, 1995 between TCA Cable TV, Inc., NationsBank of Texas, N.A., Texas Commerce Bank National Association and Lenders. (1)

       10.2. Note Agreement dated June 23, 1995 between TCA Cable TV, Inc. and The Prudential Insurance Company of America and the other parties hereto.(1)

       27.    Financial Data Schedule(1)

       (1) Previously filed as an exhibit to the Company's current report on Form 10-Q for the quarter ended July 31, 1995, filed with the Commission September 14, 1995, and incorporated herein by reference.