Form 10-K
period 1995-10-31
TCA CABLE TV INC
filed 1996-01-29
CIK 700997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-
    CHANGE ACT OF 1934 [FEE REQUIRED]

    For the fiscal year ended: October 31, 1995
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EX-
    CHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from              to
                               ------------------
                          COMMISSION FILE NO.: 0-11478
                               ------------------
                               TCA CABLE TV, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       75-1798185
       (State or other jurisdiction of             (IRS Employer Identification Number)
        incorporation or organization)
       3015 SSE LOOP 323, TYLER, TEXAS                            75701
   (Address of principal executive offices)                     (Zip Code)

                                 (903) 595-3701
               Registrant's telephone number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
                     None                                          None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.10
                                   PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes   /X/                                No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                               ------------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the NASDAQ, on January 6, 1996 ($28.875) was $398,854,706. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of January 6, 1996 was:

                       24,576,509 shares of common stock.

     Documents incorporated by reference: Part III Items 11, 12 and 13 of this Form 10-K are incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 28, 1996.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     TCA Cable TV, Inc. ("the Company") is engaged in the development, operation and management of cable television systems.(1) At October 31, 1995, the Company owned and operated 56 cable television systems which had approximately 545,000 subscribers and managed 2 systems which are owned by affiliated corporations and had approximately 3,500 subscribers.(2) The Company is listed in industry trade publications as one of the 20 largest operators of cable television systems in the United States (including subscribers in managed systems). The Company's systems are located primarily in smaller markets in Texas, Louisiana, Arkansas, Mississippi and New Mexico where over-the-air television reception is unsatisfactory, and the Company intends to continue to concentrate its activities in these and similar areas.

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

     The cable television industry began in the early 1950's. The industry's birth and subsequent growth was the result of demand for more stations and improved reception in areas where over-the-air television reception was unsatisfactory because of topography or remoteness from broadcast towers. The use of cable as the means of providing additional television channels and improved over-the-air reception is now generally referred to as "basic service", and normally consists of programming available from nearby over-the-air television channels, public channels and a limited number of channels relayed from distant cities, and satellite programming. Additional satellite programming services are offered in a separate "expanded basic" service for an additional charge. For an additional monthly or individual event charge, cable operators also provide subscribers a choice of "premium services" (referred to as "Pay TV" or "Pay-Per-View"), generally consisting of feature films, sporting and other special entertainment events. The availability of cable specific channels and premium service has established cable television as an entertainment medium in addition to fulfilling its original purpose to provide better over-the-air television reception. This development has led to significant growth of cable television in larger metropolitan markets. Although the Company offers premium services and plans to increase its capacity to provide such services, it has no present plans to acquire or develop new systems in larger metropolitan markets.

---------------

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

     The Company believes the cable television industry may derive additional income in the foreseeable future from the sale of air time to advertisers who desire access to the television media to promote their products or services. This revenue source is commonly referred to as advertising income. Revenue from advertising was approximately 9%, 9% and 7% of total revenue during 1995, 1994 and 1993, respectively.

     The Company is continually evaluating the technical and economic feasibility of providing enhanced or expanded subscriber services and may provide additional such services in the future. However, the Company cannot provide assurance that revenue from any of these sources will increase.

DEVELOPMENT OF CABLE SYSTEMS

     The following table provides data relative to the last five fiscal years and indicates the growth of the cable systems owned by the Company. Information with respect to systems managed by the Company but owned by others is not included in the table.

                                                                                             PREMIUM SERVICE
                                                               BASIC SERVICE            -------------------------
                                                       -----------------------------                    PREMIUM
                              MILES OF      HOMES                     SUBSCRIBERS AS      NUMBER      UNITS AS %
                               ACTIVE     PASSED BY     NUMBER OF       % OF HOMES      OF PREMIUM     OF BASIC
                               PLANT        CABLE      SUBSCRIBERS        PASSED          UNITS       SUBSCRIBERS
                              --------    ---------    -----------    --------------    ----------    -----------
At October 3l:
     1991.....................   9,853     638,265       423,974            66%           230,764         54%
     1992.....................   9,953     639,265       438,247            69%           238,360         54%
     1993.....................  10,216     649,415       454,832            70%           255,101         56%
     1994.....................  10,413     651,250       465,471            71%           321,076         69%
     1995.....................  12,671     761,621       545,441            72%           356,836         65%

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

     The Company intends to continue its emphasis on growth through acquisition of existing systems. There can be no assurances, however, that the Company will be able to acquire existing systems in the future on terms as favorable as it has been able to do in the past. The Company does not currently have any definitive agreements for the acquisition of any additional systems except for the partnership formed with Donrey Media Group on December 13, 1995 as discussed in Note 12 to the financial statements. However, the Company may in the future acquire additional systems on terms it deems favorable based on evaluations of a system's selling price relative to subscriber levels and projected cash flows, among other factors.

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

THE SYSTEMS

     The following table sets forth information as of October 31, 1995, regarding the Company's cable systems, all of which are owned by the Company unless otherwise indicated:

                                                          BASIC      EQUIVALENT   PREMIUM
                                               PLANT    SUBSCRIBER    BILLING       TV       HOMES
                     STATES                    MILES     ACCOUNTS      UNITS*      UNITS    PASSED
    -----------------------------------------  ------   ----------   ----------   -------   -------
    Texas....................................   4,438     225,989      239,697    142,427   334,609
    Louisiana(1).............................   3,168     135,033      140,312    117,433   183,370
    Arkansas.................................   4,430     153,575      159,474     73,009   200,157
    New Mexico...............................     194      12,151       12,574      5,877    18,200
    Mississippi..............................     237      13,212       13,852     13,840    18,035
    Idaho....................................     204       5,481        8,042      4,250     7,250
                                               ------     -------      -------    -------   -------
    TCA owned systems........................  12,671     545,441      573,951    356,836   761,621
    Managed systems..........................      88       3,528        3,581      2,196     5,410
                                               ------     -------      -------    -------   -------
    Owned and Managed systems................  12,759     548,969      577,532    359,032   767,031
                                               ======     =======      =======    =======   =======

---------------

* Equivalent Billing Units, presented here to allow comparison with cable TV companies which report by this method, are calculated by dividing the basic service revenue by the base rate on commercial accounts and adding the number of residential accounts. Multiple-outlet subscribers at rates higher than the base rate making up the difference.

SYSTEM OPERATING OFFICES (AT OCTOBER 31, 1995)

Texas:                     Amarillo, Andrews, Athens, Big Spring, Bryan/College Station,
                           Conroe, Dalhart, Gatesville, Gladewater, Henderson, Huntsville,
                           Mineola, Nacogdoches, Paris, Plainview, San Angelo, Snyder,
                           Sulphur Springs and Victoria.
Louisiana(1):              Abbeville, Bastrop, Crowley, DeRidder, Franklin, Lafayette,
                           Minden, Natchitoches, New Iberia, Patterson, Ruston, St.
                           Martinville and Winnfield.
Arkansas:                  Arkadelphia, Batesville, Bentonville, Berryville, El Dorado,
                           Fayetteville, Harrison, Heber Springs, Helena, Hot Springs
                           Village, Magnolia, Malvern, McGehee, Mena, Mountain Home, Newport,
                           Ozark, Pocahontas, Russellville, Siloam Springs and Springdale.
New Mexico:                Clovis.
Mississippi:               Greenville.
Idaho:                     Sun Valley.

---------------

(1) This does not include information relating to the Alexandria, Louisiana system acquired December 15, 1995, as described in Note 12 to the financial statements.

SUBSCRIBER SERVICES

     The Company offers services to its subscribers that are generally comparable to those offered by other cable television operators. The basic service offered by the Company typically includes signals of nearby over-the-air television stations carrying all four major commercial networks; independent, specialty and educational stations; sports and educational programming; and additional satellite programming such as signals of distant independent stations, news, sports and religious programming, and continuous time, news and weather information.

     The Company offers an additional level of service known as "expanded basic" service. Under this level of service the Company makes available to subscribers a variety of packaged programming, including news, sports, educational and entertainment channels and programs purchased from independent suppliers and combined in different formats to appeal to different tastes. Expanded basic service is provided at an additional monthly charge. A new product tier, known as the "premier package", is now being introduced in systems where fiber optic rebuilds are either finished or in some stage of completion. The new product tier offers five to twelve channels most requested by customers.

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

     Rates charged subscribers vary with the type of service selected. All of the Company's cable systems are subject to rate regulation. See "Business-Regulation". The monthly service fee for basic service generally ranges from $8 to $12. The monthly service fee for expanded basic service generally ranges from $6 to $13. The Company's average monthly revenue per subscriber during fiscal 1995 for basic and expanded basic services was $21.42. A one-time installation fee ranging from $24 to $42 is usually charged to new subscribers. Monthly charges for equipment furnished to the customer generally range from $1 to $3. Additionally, the Company generally charges $8.00 to $10.00 per month for each premium subscription service. Premium service charges are sometimes discounted for multiple services. Subscribers are free to terminate service at any time.

     The Company also services commercial subscribers such as hotels, motels, hospitals, and apartments. These subscribers are charged a one-time connection fee, which is usually sufficient to cover the Company's cost of installation. Commercial subscribers are generally free to terminate service at any time.

MANAGEMENT SERVICES

     In addition to operating its own cable television systems, the Company provides general management services for two systems owned by corporations affiliated with the Company ("the Affiliated Companies"). The Company's management services include: accounting, auditing, billing, marketing, computer operations, purchasing, engineering, and other technical and administrative support services which the Company performs pursuant to management contracts. These services are charged to the systems on a fee basis equal to specified amounts per subscriber for each particular service performed or a specified percentage of revenue. The intention is to recover the Company's actual costs of providing the services, plus a profit. Total revenues received by the Company for management services for fiscal 1995, 1994 and 1993 were $60,388, $53,323 and $51,220, respectively.

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

     FCC Rules and some franchises generally require approval by the franchising authority for the sale of a system. See "Business-Regulation". Most of the Company's franchises can be terminated prior to their stated expiration for breach of material provisions. The Company holds approximately 210 franchises with unexpired terms ranging generally from one to 40 years. No one franchise accounts for more than 10% of the Company's total revenue.

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

     Competition for the Company's cable services arises from numerous alternative entertainment and information sources such as movie theaters, broadcast television stations, direct broadcast satellites and home satellite receivers, wireless cable systems, video cassette recorders, and other sources of home entertainment. Advances in communications technology and changes in the market place are constantly occurring. Due to changes in technology and regulatory policies encouraging competition, the Company anticipates significantly increased competition, particularly from recently launched direct broadcast satellite systems, as well as telephone companies, providing video programming to subscribers.

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

     The Cable Act of 1992 prohibits cable systems which have addressable technology and addressable converters in place from requiring cable subscribers to purchase service tiers above the basic level of service as a condition to purchasing premium movie channels. If cable systems do not have such addressable technology or addressable converters in place, they are given until December 2002 to comply.

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

  Programming Costs and Exclusivity

     Pursuant to the Cable Act of 1992 the FCC has adopted regulations regarding the sale and acquisition of cable programming in which a cable operator has an attributable interest. The legislation and the subsequent FCC regulations preclude most exclusive programming contracts, limit to some degree "volume discounts" for programming that can be offered to affiliated cable operators, and require that such cable programmers make their programming services available to competing video technologies such as wireless cable systems and direct to the home broadcast satellite operators on terms and conditions that do not discriminate against such competing technologies.

  Ownership Restrictions

     The Cable Act of 1984 codifies the FCC's regulatory cable cross-ownership restrictions which restrict common ownership of television broadcasting stations and cable television systems within the television broadcast station's broadcast area. Additionally, local telephone companies are prohibited from providing cable television services within their telephone service areas unless the area is deemed "rural" or unless a waiver is obtained from the FCC. The FCC has indicated its intention to expand the rural exemption and to relax the waiver standards to make it easier for telephone companies to obtain such waivers and has recommended to Congress elimination of the telephone/cable cross-ownership restrictions in the Cable Act of 1984. In addition, a number of recent court decisions have held that the telephone/cable cross-ownership restrictions are unconstitutional and unenforceable.

     The FCC has authorized so-called "video dialtone" services, by which independent programmers may provide video services to the home over telephone-provided circuits, thereby by-passing the local cable system. The FCC has declared that such services would require no local franchise or payment to the local government authority, and that ruling has been upheld by the courts. The FCC decision allows telephone companies to acquire a limited financial interest in programming services, but currently limits their delivery role to that of a traditional "common carrier." However, the FCC is considering proposals to reduce the limitations on telephone company involvement in programming. The FCC's actions, legislation which has passed both Houses of Congress, and recent court decisions are expected to result in greater involvement and competition from telephone companies in the cable industry.

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

     The majority of the Cable Act of 1984 remains in place. The Cable Act of 1984 continues to: (a) affirm the right of franchising authorities to award one or more franchises for cable; (b) require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (c) permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access; (d) provide subscribers an opportunity to lock out offensive channels from personal reception; (e) establish a federal policy for use of subscriber lists and subscriber information; (f) establish civil and criminal liability for unauthorized reception or interception of programming offered over a cable television system or satellite delivered services; and (g) contain provisions governing cable operator's compliance with equal employment opportunity programs.

     Many of the specific obligations imposed on cable television systems under these laws and regulations are complex, burdensome and will continue to increase the Company's cost of doing business. Various provisions of the Cable Acts of 1984 and 1992 have been appealed in the courts. The outcome of some of those appeals and the potential impact on the legislation and the Company is uncertain. In addition, the constitutionality of various aspects of the cable television franchising process has been called into question by recent court decisions. See "Business -- Franchises".

PENDING TELECOMMUNICATIONS LEGISLATION

     Both the U.S. Senate and House of Representatives have recently passed the telecommunications bills and such legislation is likely to be enacted into law within the next several months. Although the final form of this legislation has has not yet been determined, it would, if adopted as anticipated, result in very significant changes in laws and regulations applicable to cable television companies, telephone companies and many other providers of communications services. Generally the legislation would eliminate the cross-ownership restrictions between telephone companies and cable operators subject to certain conditions. This would permit telephone companies to provide cable television services to subscribers within their telephone service area over telephone or other facilities, and cable operators would be permitted to provide telephone services under certain circumstances. In addition, the legislation would provide some eventual deregulation of cable television, but would also impose some additional obligations and expense on cable operators, including higher pole attachment fees. While the full impact of this legislation cannot be predicted at this time, the Company anticipates that it will face increased competition from telephone companies which generally have significantly greater financial resources than the Company.

COPYRIGHT ACT

     Cable television systems are subject to the Copyright Act of 1976 (the "Copyright Act"). The Copyright Act requires the carrier of television signals to have a copyright license. The license for television broadcast signals is compulsory under the provisions of the Copyright Act and subjects the licensee to compliance with certain copyright and FCC regulations. Additionally, a semiannual royalty payment must be made to the U.S. Copyright Office and is generally calculated as a percentage of each system's gross receipts. The U.S. Copyright Office is empowered to review and increase copyright rates.

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

EMPLOYEES

     On October 31, 1995, the Company had 1,141 full-time employees, none of whom was represented by a union. The Company has not experienced any work stoppages and considers its employee relations to be good.

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

     The Company leases a building in Tyler, Texas, which houses its headquarters. The building is owned by a corporation controlled by the Chairman of the Board of Directors of the Company and the Company may cancel the lease at any time. The Company believes the terms of such lease are at least as favorable as would be obtainable from a third party lessor. The Company also owns and leases various offices, tower sites, microwave locations, test equipment and service vehicles, no one of which is considered material to the Company or its business.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Price Range of Common Stock

     The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "TCAT". The following table shows the range of closing bids for the common stock of the Company in the over-the-counter market for each fiscal quarter beginning with the quarter ended January 31, 1994 as reported by NASDAQ. The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commission and do not necessarily represent actual transactions.

                               QUARTER ENDED                           HIGH      LOW
        ------------------------------------------------------------  ------    ------
        01/31/94....................................................  $29.38    $24.13
        04/30/94....................................................   28.00     18.63
        07/31/94....................................................   23.63     19.38
        10/31/94....................................................   24.88     22.13
        01/31/95....................................................   23.56     21.25
        04/30/95....................................................   27.13     22.25
        07/31/95....................................................   30.75     24.38
        10/31/95....................................................   32.00     28.13

  (b) Approximate Number of Equity Security Holders

                                                                   APPROXIMATE NUMBER OF
                                                                   EQUITY HOLDERS (AS OF
                             TITLE OF CLASS                          JANUARY 6, 1996)
        ---------------------------------------------------------  ---------------------
        Common Stock $0.10 Par Value.............................          3,500

  (c) Dividends

     During the fiscal year ended October 31, 1995, cash dividends were paid to shareholders in the amount of $11,787,622 ($.12 per share paid in January, April, July and October, 1995). During the prior fiscal year, $10,831,640 in cash dividends were paid to shareholders ($.11 per share paid in January, April, July and October, 1994). At the December 13, 1995 regularly scheduled Board of Directors meeting, a cash dividend of $.14 per share for the quarter ending January 31, 1996 was declared. This dividend was payable January 10, 1996 to shareholders of record as of December 27, 1995.

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

                                                             YEAR ENDED OCTOBER 31,
                                              ----------------------------------------------------
                                                1995     1994(1)      1993       1992       1991
                                              --------   --------   --------   --------   --------
                                              (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Operations for the periods indicated:
  Total Revenues............................  $189,170   $162,300   $152,291   $138,839   $127,090
  Costs and Expenses........................   157,881    141,225    131,842    123,850    118,597
  Net Income................................    31,289     21,075     20,449     14,989      8,493
  Earnings per share of Common Stock........      1.27       0.86       0.83       0.61       0.35
Financial position at the end of the periods
  indicated:
  Total Assets..............................   454,089    286,213    288,077    289,889    305,700
  Term Debt.................................   262,213    126,447    143,253    163,319    189,252
Total Shareholders' Equity..................   118,148     98,897     90,251     77,957     70,762
Cash Dividends per Common Share.............      0.48       0.44       0.40       0.34       0.28

---------------

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

                                                                   PERCENTAGE OF REVENUES FOR
                                                                     YEAR ENDED OCTOBER 31,
                                                                  -----------------------------
                                                                  1995        1994        1993
                                                                  -----       -----       -----
Revenues from:
  Basic and expanded basic subscriptions........................   67.4%       68.5%       71.5%
  Premium subscriptions.........................................   17.5        18.0        18.0
  Advertising...................................................    9.4         8.5         6.5
  Other sources.................................................    5.7         5.0         4.0
                                                                  -----       -----       -----
     Total Revenues.............................................  100.0%      100.0%      100.0%
Operating expenses:
  Salaries, wages and benefits..................................   17.3%       18.1%       17.1%
  Programming costs.............................................   23.1        22.5        21.7
  Other operating expenses......................................    3.5         3.6         3.3
  Selling, general and administrative...........................    6.3         6.8         6.9
  Depreciation and amortization.................................   15.0        20.7        21.9
                                                                  -----       -----       -----
     Total operating expenses...................................   65.2%       71.7%       70.9%

                                                                       YEAR ENDED OCTOBER 31,
                                                                     --------------------------
                                                                     1995       1994       1993
                                                                     ----       ----       ----
Operating income...................................................  34.8%      28.3%      29.1%
  Other income.....................................................   0.2        1.0        0.2
  Interest expense.................................................   7.3        6.0        7.2
  Income tax.......................................................  11.2        9.2        8.7
  Cumulative effect of change in accounting principle..............   0.0        1.1        0.0
  Net income.......................................................  16.5       13.0       13.4

RESULTS OF OPERATIONS

     General. During the past three years, the Company has experienced increases in revenues, operating income and net income reflecting increased subscriptions due to internal growth, the acquisition and construction of additional systems and subscription rate increases. During the period from November 1, 1992 through October 31, 1995, revenues, operating income and net income increased at average annual growth rates of approximately 11%, 22% and 29%, respectively.

1995 COMPARED TO 1994

     Fiscal year 1995 revenue increased by 17% over 1994 revenue. Approximately 33% of the revenue increase was the result of increased revenue from existing customers, 10% from internal growth in the number of subscribers, 20% from additional advertising revenue and 37% from acquisitions. The Company's revenue from advertising increased 38%, revenue from basic and expanded basic services increased 14% and revenue from premium services increased 10%.

     Operating expenses increased 6% in 1995 compared to 1994. Programming costs increased 20%, salaries, wages and benefits 12%, other operating expenses 14%, selling, general and administrative 7% and depreciation and amortization decreased 16%.

     The Company's other income decreased $1,309,000. Other income for 1994 includes a pre-tax gain of $1,459,000 from the sale of two cable television properties. Other income also includes losses of $543,000 for 1995 from the Company's investment in affiliates reported under the equity method.

     Interest expense increased 42% as a result of borrowings under the Company's bank lines of credit and a $100 million private placement, as described in Note 4 to the financial statements, made to finance the Company's acquisition of cable television properties.

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

     The Company's other income increased $1,342,000. Other income includes a pre-tax gain of $1,459,000 from the sale of two cable television properties. Other income also includes losses of $193,000 from the Company's investments in affiliates reported under the equity method.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital expenditures, other than for acquisitions, during fiscal 1995 were primarily directed at cable system construction, upgrading and rebuilding and purchases of converters to be furnished to subscribers. Approximately $39.8 million of internally generated funds was spent for system upgrading and expansion during fiscal 1995. The Company anticipates no increase in the amount of capital expenditures needed for system upgrading and expansion during 1996 compared to 1995. Approximately $150.7 million, $3.1 million and $6.9 million was spent on acquisitions in fiscal years 1995, 1994 and 1993, respectively. All of the funds were obtained from bank lines of credit and a $100 million private placement.

     The Company anticipates paying approximately $21 million and $13.8 million in interest expense and dividends, respectively, during fiscal 1996. The Company does not anticipate a material negative affect on liquidity on account of the payment of such items.

     The Company's net cash provided by operating activities during the most recent fiscal year increased to $68.2 million, up from $60.5 million in fiscal 1994 and $58.9 million in fiscal 1993. The increase is a result of additional subscribers in existing systems, increased revenue per subscriber and acquisitions, as more fully explained above with respect to the Company's results of operations.

     At October 31, 1995, the Company had $109.7 million borrowed under its revolving credit agreements with eleven banks which provide for total credit of up to $228 million. The revolving credit agreements provide for interest at prime or LIBOR.

     During fiscal 1995, 1994 and 1993, the Company borrowed approximately $315.8 million, $73.7 million and $104.4 million, respectively, and repaid approximately $180.0 million, $90.5 million and $124.5 million, respectively. At October 31, 1995, the Company had total outstanding term debt of approximately $262.2 million, bearing interest at a weighted average rate of approximately 7.3%.

     Under terms of the Company's current term debt, the Company will have scheduled debt maturities of approximately $42.0 million, $12.2 million, $12.0 million, $26.2 million and $18.2 million in fiscal 1996, 1997, 1998, 1999 and 2000, respectively. The Company believes that cash flow from operations and its ability to obtain financing will be adequate to fund these debt maturities.

     Two measures of liquidity are debt to cash flow and interest coverage ratios. Debt to cash flow is the ratio of debt to operating income before depreciation and amortization. The Company's debt to cash flow ratio was 2.5 to 1, 1.6 to 1 and 1.8 to 1 at October 31, 1995, 1994 and 1993, respectively. Interest coverage is the ratio of operating income before depreciation and amortization to interest expense. The Company's interest coverage ratio was 773%, 816% and 708% for 1995, 1994 and 1993, respectively.

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

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The directors and executive officers of the Company are:

                                                                                          YEAR
                                                                                      FIRST ELECTED
                   NAME                      AGE      PRESENT OFFICE OR POSITION        DIRECTOR
-------------------------------------------  ---   ---------------------------------  -------------
Robert M. Rogers...........................  69    Chairman of the Board of                1981
                                                   Directors and Chief Executive
                                                   Officer
Fred R. Nichols............................  49    President, Chief Operating              1981
                                                   Officer and Director
Jimmie F. Taylor...........................  42    Vice President, Chief Financial           --
                                                   Officer and Treasurer
Jerry P. Yandell...........................  57    Vice President -- Operations              --
Melvin R. Jenschke.........................  54    Vice President -- Engineering             --
Wayne J. McKinney(2).......................  64    Director                                1981
Ben R. Fisch, M.D.(1)......................  70    Director                                1981
James F. Ackerman(2).......................  71    Director                                1981
Kenneth S. Gunter(2).......................  62    Director                                1984
A. W. Riter, Jr.(1)........................  71    Director                                1981
Randall K. Rogers..........................  36    Director and General Manager            1989
Fred W. Smith..............................  62    Director                                1995

---------------

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

     Robert M. Rogers founded the Company and each of its subsidiaries and has served as Chairman of the Board of Directors and CEO of the Company and each of the Company's subsidiaries since their inception. Mr. Rogers was President of the Company from its inception in 1981 until September, 1990. Mr. Rogers has been actively involved in the ownership and operation of cable television systems since 1954. Mr. Rogers is an officer, director and shareholder of the Affiliated Companies. He is a member of the cable television Pioneers' Club.

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

     Jerry P. Yandell has served as a Vice President of the Company since March 25, 1987. He is Senior Vice President -- Operations of TCA Management Company, and has been Personnel Director since March, 1979. Immediately prior to joining the Company, he was employed as Personnel Director for General Electric in Tyler, Texas, where he had been for eighteen years.

     Melvin R. Jenschke has served as a Vice President of the Company since March 25, 1987. He has been with the Company since 1969 serving in several capacities prior to becoming Senior Vice President -- Engineering for TCA Management Company in 1983.

     Wayne J. McKinney has been actively engaged in the cable television business since 1958 and was employed by the Company or its subsidiaries from 1958 until his retirement in January, 1986, serving as a Director and Senior Vice President -- Engineering of the Company from its inception and as Senior Vice President or Vice President, Chief Engineer and/or Director of Engineering of the Company's subsidiaries. Mr. McKinney has been a member of the cable television Pioneers' Club since 1979, and is a Charter and Senior Member of the Society of Cable Telecommunications Engineers.

     Ben R. Fisch, M.D., has been a director of the Company or its subsidiaries since 1967. Dr. Fisch has been retired from medical practice in Tyler, Texas since July, 1986.

     A. W. Riter, Jr. retired as Senior Chairman of the Board of Directors of NCNB Texas -- Tyler, Texas (successor to First RepublicBank Tyler), on September 30, 1988. He had served as Chairman and Chief Executive Officer until June 30, 1988 and held the same positions with First RepublicBank Tyler and its predecessor, InterFirst Bank Tyler, from August, 1979 to June, 1988 and served as President of Peoples National Bank (predecessor of InterFirst Bank Tyler) from 1964 until 1979. Mr. Riter served as a director and Vice President of most of the Company's subsidiaries from time to time from 1965 to 1974.

     James F. Ackerman is President of Cardinal Ventures, LLC in Indianapolis, Indiana. Cardinal Ventures, LLC is an equity investor in small businesses. Mr. Ackerman had been President of Jim Ackerman and Associates, Inc., a financial consulting firm to the cable television industry from October, 1984 to December 31, 1994. From 1973 to December 1, 1984, he was Senior Vice President of A.G. Becker Paribas, Inc. Mr. Ackerman has been engaged in investment banking activities with respect to the cable television industry since 1959 and had served as a partner of Becker Communications Associates, a cable television investment partnership, from 1973 to 1989. He was also Chairman and Chief Executive Officer of Cardinal Communications, Inc., an Indiana cable television operator, a position he had held from 1971 until the company was sold in 1993. Mr. Ackerman is a former President and Director of the Indiana Cable Television Association, a past Director of the National Cable Television Association and a member of the cable television Pioneers' Club.

     Kenneth S. Gunter is Chairman and CEO of MT Associates, Inc., San Angelo, Texas, a broadband communications design and construction contractor. Since 1958, he has served as a senior officer and director of several publicly-held cable television multiple system operators, including International Cablevision Corporation, Columbia Cable Systems, Inc., UA-Columbia Cablevision, Inc., Rogers-UA Cablesystems, Inc., and United Artists Communications, Inc. He is a past director of the National Cable Television Association, a Senior Member and past officer and director of the Society of Cable Telecommunications Engineers, and a member of the cable television Pioneers' Club.

     Randall K. Rogers has been with TCA since 1983, previously serving as general manager in Big Spring and Huntsville, Texas. Since 1989, Mr. Rogers has served as general manager of the Company's operations in Bryan/College Station, Texas. Mr. Rogers is the son of Robert M. Rogers.

     Fred W. Smith is Chairman of the Donald W. Reynolds Foundation, one of the thirty largest private charitable foundations in the United States. Mr. Smith's entire business career has been with the Donrey Media Group, which he joined in 1951. He served in various capacities until 1993 when he retired as the company's President and Chief Executive Officer.

     The Board of Directors held four meetings during fiscal 1995. The Board of Directors has two standing committees -- the Audit Committee and the Compensation and Stock Option Committee.

     The functions performed by the Audit Committee include: recommending to the Board of Directors selection of the Company's independent accountants for the ensuing year; reviewing with the independent accountants and management the scope and result of the audit; reviewing the independence of the independent accountants; reviewing actions by management and independent accountants' recommendations; and meeting with management and the independent auditors to review the effectiveness of the Company's system of internal control. The Audit Committee met two times during fiscal 1995.

     The Compensation and Stock Option Committee met twice during 1995. The functions performed by this committee include: reviewing and recommending the Company's executive salary structure; reviewing the Company's Incentive Stock Option Plan (and granting options thereunder); recommending directors' fees; and approving salary and bonus awards to certain key employees.

     The information called for by Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 28, 1996, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following consolidated financial statements of TCA Cable TV, Inc. and Subsidiaries, otherwise includable under Item 8, are included in this Item 14.

                                                                                        PAGES
                                                                                       -------
14(a)(1)    TCA Cable TV, Inc. and Subsidiaries Financial Statements:
  (i)       Report of Independent Accountants........................................       F1
  (ii)      Consolidated Balance Sheets as of October 31, 1995 and 1994..............       F2
  (iii)     Consolidated Statements of Operations for the years ended October 31,
            1995, 1994 and 1993......................................................       F3
  (iv)      Consolidated Statements of Shareholders' Equity for the years ended
            October 31, 1995, 1994 and 1993..........................................       F4
  (v)       Consolidated Statements of Cash Flows for the years ended October 31,
            1995, 1994 and 1993......................................................    F5-F6
  (vi)      Notes to Consolidated Financial Statements...............................   F7-F13
14(a)(2)    Financial Statement Schedules:
            None.

14(A)(3)  EXHIBITS

EXHIBIT

 2       None.
 3(a)    Articles of Incorporation and Bylaws. *1
 3(b)    Articles of Amendment to Articles of Incorporation. *2
 3(c)    Articles of Amendment to Articles of Incorporation. *2
 3(d)    Articles of Amendment to Articles of Incorporation. *5
 4(a)    Form of Stock Certificate. *1
 9       None.
10(a)    Sample Form of Affiliated Company Management Agreement. *1
10(b)    TCA Deferred Savings and Retirement Plan. *4
10(c)    Office building lease. *5

 EXHIBIT
---------
10(d)    TCA Cable TV, Inc. Amended and Restated Incentive Stock Option Plan. *11
10(e)    Note Agreement dated as of September 27, 1989 by and between the Prudential
         Insurance Company of America and TCA Cable TV, Inc. *6
10(f)    Note Agreement dated as of June 23, 1995 by and between the Prudential Insurance
         Company of America and TCA Cable TV, Inc. *8
10(g)    Credit Agreement dated July 21, 1995 between TCA Cable TV, Inc. , NationsBank of
         Texas, N.A. , Texas Commerce Bank National Association and Lenders. *8
10(h)    Asset and Purchase Agreement dated January 20, 1995 by and between
         Tele-Communications of Arkansas Limited Partnership and Time Warner Entertainment L.
         P., through its division Time Warner Cable Ventures. *6

 EXHIBIT
---------
10(i)    Letter Agreement dated April 24, 1995, between Tele-Communications of Arkansas
         Limited Partnership and Time Warner Entertainment Company, L. P., through its division Time Warner Cable Ventures, amending Asset Purchase Agreement. *9
10(j)    Asset and Purchase Agreement dated January 20, 1995 by and between
         Tele-Communications of Arkansas Limited Partnership and Time Warner Entertainment L.
         P., through its division Time Warner Cable Ventures. *6
10(k)    Letter Agreement dated April 24, 1995, between Tele-Communications of Northwest
         Arkansas Limited Partnership and Time Warner Entertainment Company, L. P., through its division Time Warner Cable Ventures, amending Asset Purchase Agreement. *10
10(l)    Limited Partnership Agreement of McMillian Partners, L. P. dated January 20, 1995.
         *6
10(m)    Limited Partnership Agreement of Tele-Communications of Arkansas Limited Partnership
         dated January 20, 1995. *6
10(n)    Limited Partnership Agreement of Tele-Communications of Northwest Arkansas Limited
         Partnership dated January 20, 1995. *6
10(o)    Asset Purchase Agreement dated March 24, 1995, between Teleservice Corporation of
         America and Marcus Cable of San Angelo, L.P. *7
10(p)    Asset Purchase Agreement dated August 28, 1995, between Telecable Associates, Inc.
         and Star Cable Associates. *8
10(q)    Asset Purchase Agreement dated August 28, 1995, between Telecable Associates, Inc.
         and Time Warner Entertainment-Advance/Newhouse Partnership. *8
10(r)    General Partnership Agreement by and between TAL Financial Corporation and DR
         Partners dated December 13, 1995. *3
11       None.
12       None.
13       None.
16       None.
18       None.
21       Subsidiaries of the Registrant. *3
22       None.

 EXHIBIT
---------
23       Consent of Coopers & Lybrand L.L.P *3
24       None.
27       Financial Data Schedule. *3
28       None.
99       None.

---------------

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

 *5 Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27, 1994 and incorporated by reference herein.

 *6 Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1994, filed January 30, 1995 and incorporated by reference herein.

 *7 Previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended April 30, 1995, filed June 14, 1995 and incorporated by reference herein.

 *8 Previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended July 31, 1995, filed September 14, 1995 and incorporated by reference herein.

 *9 Previously filed as an exhibit to Registrant's Form 8-K , filed May 15, 1995 and incorporated by reference herein.

*10 Previously filed as an exhibit to Registrant's Form 8-K , filed May 24, 1995 and incorporated by reference herein.

*11 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-61041, and incorporated by reference herein.

14(B)  REPORTS ON FORM 8-K:

        1. Form 8-K/A filed September 11, 1995, subsequent to the Fayetteville acquisition (Item 2).

        2. Form 8-K/A filed September 13, 1995, subsequent to the San Angelo acquisition (Item 2).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               TCA CABLE TV, INC.
                                  (REGISTRANT)

Dated: 01/22/96                                 /s/  ROBERT M. ROGERS
                                                Robert M. Rogers
                                                Chairman and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Dated: 01/22/96                                 /s/  ROBERT M. ROGERS
                                                Robert M. Rogers,
                                                Chairman and Chief Executive Officer

Dated: 01/22/96                                 /s/  FRED R. NICHOLS
                                                Fred R. Nichols, President,
                                                Chief Operating Officer and Director

Dated: 01/22/96                                 /s/  WAYNE J. MCKINNEY
                                                Wayne J. McKinney, Director

Dated: 01/22/96                                 /s/  BEN R. FISCH
                                                Ben R. Fisch, M.D., Director

Dated: 01/22/96                                 /s/  KENNETH S. GUNTER
                                                Kenneth S. Gunter, Director

Dated: 01/22/96                                 /s/  RANDALL K. ROGERS
                                                Randall K. Rogers, Director

Dated: 01/22/96                                 /s/  A. W. RITER, JR.
                                                A. W. Riter, Jr., Director

Dated: 01/22/96                                 /s/  JAMES F. ACKERMAN
                                                James F. Ackerman, Director

Dated: 01/22/96                                 /s/  FRED W. SMITH
                                                Fred W. Smith, Director

Dated: 01/22/96                                 /s/  JIMMIE F. TAYLOR
                                                Jimmie F. Taylor, Vice President,
                                                Chief Financial Officer and Treasurer

Dated: 01/22/96                                 /s/  SABRINA A. WARR
                                                Sabrina A. Warr, Controller
                                                TCA Management Company

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCA Cable TV, Inc. and Subsidiaries as of October 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.

COOPERS & LYBRAND L. L. P.

Dallas, Texas
January 23, 1996

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1995 AND 1994

                            ASSETS                                   1995             1994
--------------------------------------------------------------   -------------    -------------
Cash..........................................................   $   1,260,274    $   2,445,112
                                                                 -------------    -------------
Accounts receivable, subscribers..............................       7,973,959        4,913,712
                                                                 -------------    -------------
Accounts receivable, other....................................         879,268          164,904
                                                                 -------------    -------------
Income tax receivable.........................................         932,306               --
                                                                 -------------    -------------
Notes receivable, affiliates..................................       2,500,000               --
                                                                 -------------    -------------
Investments...................................................       1,680,163        2,223,038
                                                                 -------------    -------------
Property, plant and equipment, at cost:
  Land........................................................       2,888,678        2,661,055
  Distribution systems........................................     293,134,397      243,607,084
  Transportation equipment....................................       7,800,092        6,513,387
  Other.......................................................      26,668,443       22,553,063
                                                                 -------------    -------------
                                                                   330,491,610      275,334,589
  Less accumulated depreciation...............................    (178,722,319)    (162,749,992)
                                                                 -------------    -------------
                                                                   151,769,291      112,584,597
                                                                 -------------    -------------
Other assets:
  Intangibles, net of accumulated amortization of $72,601,115
     and $65,132,499, respectively............................     285,521,922      163,386,733
  Prepaid expenses............................................       1,571,753          494,839
                                                                 -------------    -------------
                                                                   287,093,675      163,881,572
                                                                 -------------    -------------
                                                                 $ 454,088,936    $ 286,212,935
                                                                 =============    =============

                         LIABILITIES                                 1995             1994
--------------------------------------------------------------   -------------    -------------
Accounts payable..............................................   $   6,496,407    $   5,357,363
Accrued expenses..............................................      15,195,324       11,276,727
Subscriber advance payments...................................       3,856,362        3,739,313
Income taxes payable..........................................              --          495,278
Deferred income taxes.........................................      48,180,000       40,000,000
Term debt.....................................................     262,213,055      126,447,345
                                                                 -------------    -------------
                                                                   335,941,148      187,316,026
                                                                 -------------    -------------
Contingencies and commitments
SHAREHOLDERS' EQUITY
--------------------------------------------------------------
Preferred stock, $1.00 par value, 5,000,000 shares authorized;
  none issued Common stock, $.10 par value, 60,000,000 shares authorized; 24,782,121 and 24,733,261 shares issued,
  respectively................................................       2,478,212        2,473,326
Additional paid-in capital....................................      43,704,988       42,860,849
Retained earnings.............................................      75,768,342       56,266,488
                                                                 -------------    -------------
                                                                   121,951,542      101,600,663
Less treasury stock at cost, 209,828 and 159,828 shares,
  respectively................................................      (3,803,754)      (2,703,754)
                                                                 -------------    -------------
                                                                   118,147,788       98,896,909
                                                                 -------------    -------------
                                                                 $ 454,088,936    $ 286,212,935
                                                                  ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                       1995             1994             1993
                                                   ------------     ------------     ------------
CATV revenues....................................  $189,170,285     $162,300,265     $152,291,268
Operating expenses:
  Salaries, wages and benefits...................    32,814,442       29,341,560       26,102,999
  Programming costs..............................    43,713,752       36,476,851       33,021,761
  Other operating expenses.......................     6,641,685        5,807,893        5,026,068
  Selling, general and administrative............    11,835,891       11,086,059       10,470,737
  Depreciation and amortization..................    28,351,802       33,635,939       33,329,644
                                                   ------------     ------------     ------------
                                                    123,357,572      116,348,302      107,951,209
                                                   ------------     ------------     ------------
  Operating income...............................    65,812,713       45,951,963       44,340,059
Other income.....................................       353,221        1,662,688          320,515
Interest expense.................................   (13,847,458)      (9,747,932)     (10,970,889)
                                                   ------------     ------------     ------------
  Income before income taxes.....................    52,318,476       37,866,719       33,689,685
                                                   ------------     ------------     ------------
Provision for income taxes:
  Current........................................    12,849,000       11,805,000       11,192,000
  Deferred.......................................     8,180,000        3,087,114        2,049,000
                                                   ------------     ------------     ------------
                                                     21,029,000       14,892,114       13,241,000
                                                   ------------     ------------     ------------
  Income before cumulative effect of change in
     accounting principle........................  $ 31,289,476     $ 22,974,605     $ 20,448,685
Cumulative effect of change in accounting
  principle......................................                     (1,900,000)
                                                   ------------     ------------     ------------
Net Income.......................................  $ 31,289,476     $ 21,074,605     $ 20,448,685
                                                   ============     ============     ============
Earnings per common share before cumulative
  effect of change in accounting principle.......  $       1.27     $       0.93     $       0.83
Cumulative effect of change in accounting
  principle......................................                          (0.07)
                                                   ------------     ------------     ------------
Earnings per common share........................  $       1.27     $       0.86     $       0.83
                                                   ============     ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                      COMMON STOCK ISSUED     ADDITIONAL
                                    -----------------------     PAID-IN      RETAINED      TREASURY
                                      SHARES       AMOUNT       CAPITAL      EARNINGS        STOCK
                                    ----------   ----------   -----------   -----------   -----------
Balance, October 31, 1992.........  24,608,671   $2,460,867   $40,619,357   $35,420,927   $  (543,754)
  Net income......................                                           20,448,685
  Issuance of common stock........      70,856        7,086     1,518,026
  Stock options exercised.........      27,169        2,717       162,998
  Cash dividends at $.40 a
     share........................                                           (9,846,089)
                                    ----------   ----------   -----------   -----------   -----------
Balance, October 31, 1993.........  24,706,696    2,470,670    42,300,381    46,023,523      (543,754)
  Net income......................                                           21,074,605
  Issuance of common stock........      23,179        2,318       525,044
  Stock options exercised.........       3,386          338        35,424
  Cash dividends at $.44 a
     share........................                                          (10,831,640)
  Treasury stock purchased........                                                         (2,160,000)
                                    ----------   ----------   -----------   -----------   -----------
Balance, October 31, 1994.........  24,733,261    2,473,326    42,860,849    56,266,488    (2,703,754)
  Net income......................                                           31,289,476
  Issuance of common stock........      21,336        2,134       551,267
  Stock options exercised.........      27,524        2,752       292,872
  Cash dividends at $.48 a
     share........................                                          (11,787,622)
  Treasury stock purchased........                                                         (1,100,000)
                                    ----------   ----------   -----------   -----------   -----------
Balance, October 31, 1995.........  24,782,121   $2,478,212   $43,704,988   $75,768,342   $(3,803,754)
                                    ==========   ==========   ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                         1995            1994            1993
                                                     ------------    ------------    ------------
Cash flows from operating activities:
  Cash received from customers.....................  $185,512,723    $162,261,147    $150,933,831
  Cash paid to suppliers and employees.............   (90,429,159)    (79,791,539)    (70,640,656)
  Other revenue received...........................       612,799         391,800         366,033
  Interest paid....................................   (13,246,011)     (9,840,838)    (11,147,290)
  Income taxes paid................................   (14,276,584)    (12,522,454)    (10,601,029)
                                                     ------------    ------------    ------------
       Net cash provided by operating activities...    68,173,768      60,498,116      58,910,889
                                                     ------------    ------------    ------------
Cash flows from investing activities:
  Payments for purchases of companies and CATV
     systems.......................................  (150,713,520)     (3,116,975)     (6,933,460)
  Capital expenditures.............................   (39,766,039)    (28,452,921)    (21,658,411)
  Loan to affiliate................................    (2,500,000)
  Proceeds from sales of assets....................     1,090,992       1,828,538          58,548
                                                     ------------    ------------    ------------
     Net cash used in investing activities.........  (191,888,567)    (29,741,358)    (28,533,323)
                                                     ------------    ------------    ------------
Cash flows from financing activities:
  Borrowings of term debt..........................   315,785,939      73,699,990     104,399,999
  Repayments of term debt..........................  (180,020,230)    (90,506,034)   (124,465,451)
  Debt issuance costs..............................      (643,750)
  Treasury stock purchased.........................    (1,100,000)     (2,160,000)
  Proceeds from stock options exercised............       295,624          35,762         165,715
  Dividends paid...................................   (11,787,622)    (10,831,640)     (9,846,089)
                                                     ------------    ------------    ------------
     Net cash provided by (used in) financing
       activities..................................   122,529,961     (29,761,922)    (29,745,826)
                                                     ------------    ------------    ------------
Net increase (decrease) in cash....................    (1,184,838)        994,836         631,740
Cash at beginning of year..........................     2,445,112       1,450,276         818,536
                                                     ------------    ------------    ------------
Cash at end of year................................  $  1,260,274    $  2,445,112    $  1,450,276
                                                     ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993

                                                           1995           1994           1993
                                                        -----------    -----------    -----------
Reconciliation of net income to net cash provided by
  operating activities:
  Net income..........................................  $31,289,476    $21,074,605    $20,448,685
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense.............................   20,883,186     22,039,964     21,540,573
     Amortization expense.............................    7,468,616     11,595,975     11,789,071
     (Gain) loss on sale of assets....................     (283,118)    (1,463,491)        45,518
     Share of losses of affiliates....................      542,875        192,603
     Deferred income taxes............................    8,180,000      4,987,114      2,049,000
     Contribution of common stock to retirement
       plan...........................................      553,401        527,362        462,612
     (Increase) decrease in prepaid expenses..........     (433,164)       129,034         44,111
     Increase in accounts receivable, subscribers.....   (3,060,247)      (190,688)    (1,499,205)
     (Increase) decrease in accounts receivable,
       other..........................................     (714,364)       296,892        119,676
     Increase in income tax receivable................     (932,306)
     Increase (decrease) in subscriber advance
       payments.......................................      117,049       (145,322)        22,092
     Increase in accrued expenses.....................    3,918,597      1,563,226      3,122,860
     Increase (decrease) in income taxes payable......     (495,278)      (717,454)       590,971
     Increase in accounts payable.....................    1,139,045        608,296        174,925
                                                        -----------    -----------    -----------
Net cash provided by operating activities.............  $68,173,768    $60,498,116    $58,910,889
                                                        ===========    ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION:

     TCA Cable TV, Inc. (the "Company" or "TCA") owns and operates cable television ("CATV") systems in nonurban areas. The consolidated financial statements include the accounts of TAL Financial Corporation ("TAL"), a wholly-owned subsidiary of the company, and TAL's wholly-owned subsidiaries: TCA Management Company; Teleservice Corporation of America; Texas Community Antennas, Inc.; Texas Telecable, Inc.; TCA Cable of Amarillo, Inc.; Telecable Associates, Inc.; Delta Cablevision, Inc., Sun Valley Cablevision, Inc., VPI Communications, Inc., AvComm Corporation, Tele-Communications of Arkansas L.P. and Tele-Communications of Northwest Arkansas L.P.

     All significant intercompany transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Property, Plant and Equipment

     Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets as follows:

        Distribution systems............................................  5-15 years
        Transportation equipment........................................  5 years
        Other...........................................................  5-32 years

     Maintenance and repair costs are charged to expense as incurred. Major replacements and betterments are capitalized. Upon sale or retirement, the cost and accumulated depreciation applicable to the asset is removed from the accounts and the resulting profit or loss is reflected in income.

  Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. During 1994, the Company adopted Statement on Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("FAS 109"). This statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Net income for 1994 was reduced $1,900,000 or $.07 per share by the recognition of a one-time cumulative effect adjustment from the adoption of FAS 109.

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

                      TCA CABLE TV, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Investments

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

3. INTANGIBLE ASSETS:

     Intangible assets consists of the following at October 31:

                                                              1995             1994
                                                          ------------     ------------
        Covenants not to compete........................  $ 35,441,423     $ 33,152,423
        Franchises......................................   145,192,565      135,991,565
        Goodwill........................................   177,489,049       59,375,244
                                                          ------------     ------------
                                                           358,123,037      228,519,232
        Less: Accumulated amortization..................   (72,601,115)     (65,132,499)
                                                          ------------     ------------
                                                          $285,521,922     $163,386,733
                                                          ============     ============

4. TERM DEBT:

     Term debt consists of the following:

                                                                           OCTOBER 31,
                                                                  -----------------------------
                                                                      1995             1994
                                                                  ------------     ------------
Notes payable to three companies payable in semiannual
  installments beginning February 1993, due August 1999, bearing
  interest at 9.0%..............................................  $ 52,000,000     $ 68,000,000
Notes payable to five insurance companies payable in annual
  installments beginning June 1999, due June 2005, bearing
  interest at 7.26%.............................................   100,000,000                0
Revolving bank credit, terminating June 30, 2002, with 20
  quarterly commitment reductions commencing September 1997, with interest at prime or LIBOR, unused portion of
  $116,000,000 as of October 31, 1995, with a commitment fee of
   1/4% per annum on the unused
  portion(a)....................................................    84,000,000                0
Revolving bank credit, terminating June 1996, with interest at prime or LIBOR, unused portion of $300,000 and $4,000,000 as of October 31, 1995 and 1994, respectively, with no commitment
  fees(a).......................................................    24,700,000       11,000,000
Revolving bank credit agreements, terminated July 1995, with interest at prime, LIBOR or a rate based on certificate of deposit rates, unused portion of $38,000,000 as of October 31,
  1994, with a commitment fee of  1/4% per annum on the unused
  portion(a)....................................................             0       47,000,000
Other...........................................................     1,513,055          447,345
                                                                  ------------     ------------
                                                                  $262,213,055     $126,447,345
                                                                   ===========      ===========

---------------

(a) The weighted average interest rate on the Company's revolving bank credit at October 31, 1995 was 6.64%.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

4. TERM DEBT -- (CONTINUED)
     The Company's revolving bank credit agreements and the term loan agreements contain restrictive covenants including minimum cash flow ratios. Under these covenants, the Company's dividends, capital expenditures and fixed principal payments could also be limited.

     Scheduled maturities of term debt at October 31, 1995, are as follows:

        1996...........................................................  $ 41,953,161
        1997...........................................................    12,234,714
        1998...........................................................    12,008,987
        1999...........................................................    26,295,642
        2000...........................................................    18,291,978
        Thereafter.....................................................   151,428,573
                                                                         ------------
                                                                         $262,213,055
                                                                         ============

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

     The Company leases its headquarters building from a company partially owned by an officer and director of TCA. The annual lease expense was $318,515, $324,784 and $393,744 for 1995, 1994 and 1993, respectively.

     The Company purchased distribution system construction services from a partnership partially owned by a director of the Company. During 1995 and 1994, transactions with the partnership totaled $4,603,694 and $816,705, all of which were capitalized. The Company has also guaranteed a $198,000 loan from a bank for the same partnership.

     The Company has a note receivable from TCA Communications, Inc., a 50% owned affiliate. The note is due in May 1996 with interest at 10%.

6. CONTINGENCIES AND COMMITMENTS:

     Annual rental expense for utility poles and tower sites for the years ended October 31, 1995, 1994 and 1993 was approximately $1,434,000, $1,482,000 and
$1,490,000, respectively.

     Rental expense for all rental agreements for the years ended October 31, 1995, 1994 and 1993 was approximately $2,316,000, $2,288,000 and $2,156,000, respectively.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

7. INCOME TAXES:

     The following is a reconciliation of taxes computed at the statutory federal income tax rate with the provision for income taxes in the consolidated financial statements for the three years ended October 31:

                                                         1995            1994            1993
                                                      -----------     -----------     -----------
Income before income taxes..........................  $52,318,476     $37,866,719     $33,689,684
                                                      ===========     ===========     ===========
Statutory federal rate..............................         35.0%           35.0%           34.8%
Provision for federal income taxes at the statutory
  federal rate......................................  $18,311,467     $13,253,352     $11,735,240
State income taxes..................................    2,671,414       1,362,000       1,151,936
Amortization of goodwill............................      272,654         317,300         362,174
Other...............................................     (226,535)        (40,538)         (8,350)
                                                      -----------     -----------     -----------
Provision for income taxes..........................  $21,029,000     $14,892,114     $13,241,000
                                                      ===========     ===========     ===========

     The deferred income taxes liability balance of $48,180,000 and $40,000,000 at October 31, 1995 and 1994, respectively, is the tax effect of a temporary difference between allowable depreciation and amortization for tax purposes and depreciation and amortization provisions under generally accepted accounting principles. The Company does not have any other material temporary differences necessitating a provision for deferred income taxes.

8. EARNINGS PER COMMON SHARE:

     Earnings per common share are computed using the weighted average number of shares outstanding during the period, including common stock equivalents:
24,582,447 shares for 1995, 24,638,135 shares for 1994, and 24,638,061 shares for 1993.

9. SALES AND ACQUISITIONS:

     On August 1, 1995, the Company, through a subsidiary, purchased the assets related to the operation of the cable television system serving approximately 10,000 subscribers in the city of El Dorado, Arkansas from Time Warner Cable Ventures, a division of Time Warner Entertainment, L.P. The purchase price was approximately $19 million, $15.4 million of which relates to acquired intangibles.

     On July 1, 1995, the Company, through a subsidiary, acquired substantially all of the assets used by Marcus Cable of San Angelo, L.P. in the operation of the cable television systems serving approximately 28,000 subscribers in and around the following cities, counties, and areas in Texas: San Angelo, Andrews, Ballinger, Miles, Winters, Goodfellow Air Force Training Center, Andrews County, and Tom Green County. The cost of the acquisition was approximately $66 million, $57.8 million of which relates to acquired intangibles.

     In May 1995, the Company, through its subsidiaries, acquired substantially all of the assets used by Time Warner Entertainment Company, L.P. in the operation of the cable television systems serving approximately 34,000 subscribers in and around the following cities in Arkansas: Fayetteville, Elkins, Farmington, Greenland, Russellvile, Clarksville, Booneville, Pottsville, Paris, and the unincorporated areas within the counties in which the foregoing cities are located. The cost of the acquisition was approximately $66 million, $56.4 million of which relates to acquired intangibles.

     The 1995 acquisitions were paid in cash obtained from the Company's bank lines of credit and a $100 million private placement.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

9. SALES AND ACQUISITIONS -- (CONTINUED)
     On July 1, 1994, the Company acquired the assets of the cable television system serving 411 subscribers in Elm Springs, Arkansas and parts of Springdale, Arkansas. The cable television system is located adjacent to, and will be operated by, a currently owned system of the Company. The acquisition was funded by the payment of $540,465 in cash obtained from operations.

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

     The pro forma operating results for the fiscal 1995 and 1994 acquisitions as though the acquisitions had been made at the beginning of the respective years are as follows:

                                                                      1995           1994
                                                                   -----------    -----------
Revenues.........................................................  $200,649,929   $180,653,638
Net income.......................................................    30,880,975     20,070,964
Earnings per share...............................................         $1.26          $0.81

                      TCA CABLE TV, INC. AND SUBSIDIARIES

10. INCENTIVE STOCK OPTION PLAN:

     In January 1982, the company adopted an incentive stock option plan for the benefit of key employees. Under the terms of the plan, options to acquire up to 410,000 shares of common stock may be granted at no less than 100% of the fair market value on the date of grant.

     Transactions during 1995, 1994 and 1993 under this plan are summarized below:

                                                                   1995       1994       1993
                                                                  -------    -------    -------
Options outstanding at beginning of year........................  152,206    109,728    111,000
  Granted.......................................................   66,900     47,300     50,400
  Exercised.....................................................  (40,747)    (4,822)   (46,572)
  Cancelled.....................................................        0          0     (5,100)
                                                                  -------    -------    -------
Options outstanding at end of year..............................  178,359    152,206    109,728
                                                                  =======    =======    =======
Options exercisable at end of year..............................   51,034     67,231     57,353
                                                                  =======    =======    =======
Average price of options:
  Granted during year...........................................   $25.00     $24.45     $21.00
  Exercised during year.........................................    16.81      15.98      15.37
  Outstanding at end of year....................................    22.93      20.38      18.44

11. DEFERRED SAVINGS AND RETIREMENT PLAN:

     Effective September 1, 1983, the company and several of its affiliates adopted a deferred savings and retirement plan covering all employees with at least one year of service.

     Employees may elect to contribute a portion of their compensation to the plan with the first one percent of their earnings being mandatory. The company may contribute up to an amount equal to the employee's contributions but not in excess of three percent of the employee's earnings. The company anticipates that all or substantially all of their discretionary and matching contributions will consist of registered shares of common stock of the company. The company's contributions for the years ended October 31, 1995, 1994 and 1993 were $553,401, $527,362 and $462,612, respectively.

12. SUBSEQUENT EVENTS:

     At the December 13, 1995 directors' meeting, a cash dividend of $0.14 was declared. This dividend is to holders of record on December 27, 1995 and payable on January 10, 1996.

     On December 13, 1995, the Company and Donrey Media Group ("Donrey"), a division of Stephens Group, Inc. of Little Rock, AR, formed a partnership to combine certain cable television holdings owned by the Company with the systems owned by Donrey. The new partnership, TCA Cable Partners, will be comprised of all 22 of the Company's systems in Arkansas and Mississippi and Donrey's five systems in Arkansas, Oklahoma and California and will serve approximately 224,000 subscribers. The partnership is owned 75% by the Company and 25% by Donrey and is managed by the Company.

     On December 15, 1995, the Company acquired the assets of a cable television system serving approximately 29,000 subscribers in Alexandria and Pineville, Louisiana ("Alexandria") through an exchange with Time Warner
Entertainment -- Advance/Newhouse Partnership ("Time Warner"). The transaction involved the acquisition by the Company of the assets of cable systems located in North and South Carolina from Star Cable Associates and the simultaneous exchange of these to Time Warner for Alexandria. The cost of the acquisition was approximately $63 million, all of which was paid from the Company's bank lines of credit.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                            THREE MONTHS ENDED
                                           -----------------------------------------------------
                                           JANUARY 31     APRIL 30       JULY 31     OCTOBER 31
                                           -----------   -----------   -----------   -----------
Total revenues:
  1995...................................  $43,304,289   $43,953,790   $49,125,564   $52,786,642
  1994...................................  $39,278,593   $39,848,022   $41,077,677   $42,095,973
Operating income:
  1995...................................   15,483,918    15,323,093    15,876,023    19,129,679
  1994...................................   11,195,577    10,653,148    11,774,802    12,328,436
Net income:
  1995...................................    7,737,164     7,717,958     7,524,512     8,309,842
  1994...................................    3,864,484     5,762,913     5,353,891     6,093,317
Earnings per common share:
  1995...................................  $      0.31   $      0.31   $      0.31   $      0.34
  1994...................................  $      0.16   $      0.24   $      0.21   $      0.25

     Net income for the first quarter of 1994 was reduced $1,900,000 or $.07 per share by the recognition of a one-time cumulative effect adjustment from the adoption of FAS 109. See note 2.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of cash, accounts receivable subscribers, accounts payable and term debt approximates fair value.

15. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (FAS 121)

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") effective for fiscal years beginning after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company plans to adopt FAS 121 during the first quarter of the fiscal year ending October 31, 1997. Management does not expect the Statement to have a material impact on the financial statements of the Company.

  Accounting for Stock-Based Compensation (FAS 123)

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") effective for fiscal years beginning after December 15, 1995. This Statement establishes a fair value based method of accounting for stock-based compensation plans. The Company plans to adopt the disclosure only requirements of FAS 123 during the first quarter of the fiscal year ending October 31, 1997.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 2       None.
 3(a)    Articles of Incorporation and Bylaws. *1
 3(b)    Articles of Amendment to Articles of Incorporation. *2
 3(c)    Articles of Amendment to Articles of Incorporation. *2
 3(d)    Articles of Amendment to Articles of Incorporation. *5
 4(a)    Form of Stock Certificate. *1
 9       None.
10(a)    Sample Form of Affiliated Company Management Agreement. *1
10(b)    TCA Deferred Savings and Retirement Plan. *4
10(c)    Office building lease. *5
10(d)    TCA Cable TV, Inc. Amended and Restated Incentive Stock Option Plan. *11
10(e)    Note Agreement dated as of September 27, 1989 by and between the Prudential
         Insurance Company of America and TCA Cable TV, Inc. *6
10(f)    Note Agreement dated as of June 23, 1995 by and between the Prudential Insurance
         Company of America and TCA Cable TV, Inc. *8
10(g)    Credit Agreement dated July 21, 1995 between TCA Cable TV, Inc. , NationsBank of
         Texas, N.A. , Texas Commerce Bank National Association and Lenders. *8
10(h)    Asset and Purchase Agreement dated January 20, 1995 by and between
         Tele-Communications of Arkansas Limited Partnership and Time Warner Entertainment L.
         P., through its division Time Warner Cable Ventures. *6
10(i)    Letter Agreement dated April 24, 1995, between Tele-Communications of Arkansas
         Limited Partnership and Time Warner Entertainment Company, L. P., through its division Time Warner Cable Ventures, amending Asset Purchase Agreement. *9
10(j)    Asset and Purchase Agreement dated January 20, 1995 by and between
         Tele-Communications of Arkansas Limited Partnership and Time Warner Entertainment L.
         P., through its division Time Warner Cable Ventures. *6
10(k)    Letter Agreement dated April 24, 1995, between Tele-Communications of Northwest
         Arkansas Limited Partnership and Time Warner Entertainment Company, L. P., through its division Time Warner Cable Ventures, amending Asset Purchase Agreement. *10
10(l)    Limited Partnership Agreement of McMillian Partners, L. P. dated January 20, 1995.
         *6
10(m)    Limited Partnership Agreement of Tele-Communications of Arkansas Limited Partnership
         dated January 20, 1995. *6
10(n)    Limited Partnership Agreement of Tele-Communications of Northwest Arkansas Limited
         Partnership dated January 20, 1995. *6
10(o)    Asset Purchase Agreement dated March 24, 1995, between Teleservice Corporation of
         America and Marcus Cable of San Angelo, L.P. *7
10(p)    Asset Purchase Agreement dated August 28, 1995, between Telecable Associates, Inc.
         and Star Cable Associates. *8
10(q)    Asset Purchase Agreement dated August 28, 1995, between Telecable Associates, Inc.
         and Time Warner Entertainment-Advance/Newhouse Partnership. *8
10(r)    General Partnership Agreement by and between TAL Financial Corporation and DR
         Partners dated December 13, 1995. *3
11       None.
12       None.
13       None.
16       None.
18       None.
21       Subsidiaries of the Registrant. *3
22       None.
23       Consent of Coopers & Lybrand L.L.P *3
24       None.
27       Financial Data Schedule. *3
28       None.
99       None.

---------------

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

 *5 Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27, 1994 and incorporated by reference herein.

 *6 Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1994, filed January 30, 1995 and incorporated by reference herein.

 *7 Previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended April 30, 1995, filed June 14, 1995 and incorporated by reference herein.

 *8 Previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended July 31, 1995, filed September 14, 1995 and incorporated by reference herein.

 *9 Previously filed as an exhibit to Registrant's Form 8-K , filed May 15, 1995 and incorporated by reference herein.

*10 Previously filed as an exhibit to Registrant's Form 8-K , filed May 24, 1995 and incorporated by reference herein.

*11 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-61041, and incorporated by reference herein.