Form 10-Q
period 1996-01-31
TCA CABLE TV INC
filed 1996-03-18
CIK 700997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


    (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended:  January 31, 1996


                                       OR


    [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________


                          Commission File No. 0-11478


                               TCA CABLE TV, INC.
--------------------------------------------------------------------------------
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

The number of shares outstanding of each of the registrant's classes of common stock as of March 15, 1996 was:

                       24,582,626 shares of common stock
                       ----------

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                                                                   PAGE NO.
                                                                                                   --------
PART I - FINANCIAL INFORMATION


          Consolidated Balance Sheets - January 31, 1996 and October 31, 1995                         3

          Consolidated Statements of Operations -
               Three months ended January 31, 1996 and 1995                                           4

          Consolidated Statement of Shareholders' Equity -
               Three months ended January 31, 1996                                                    5

          Consolidated Statements of Cash Flows -
               Three months ended January 31, 1996 and 1995                                         6-7

          Notes to Consolidated Financial Statements                                                  8

          Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                    9

PART II - OTHER INFORMATION                                                                           9

          SIGNATURES                                                                                 10

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS





                                                   January 31,        October 31,
                 ASSETS                               1996               1995
                                                 --------------     --------------
                                                   (Unaudited)
Cash                                             $    2,403,044     $    1,260,274
                                                 --------------     --------------
Accounts receivable, subscribers                      7,177,293          7,973,959
                                                 --------------     --------------
Accounts receivable, other                            1,140,460            879,268
                                                 --------------     --------------
Income tax receivable                                         0            932,306
                                                 --------------     --------------
Notes receivable, affiliates                          3,000,000          2,500,000
                                                 --------------     --------------
Investments                                           1,638,301          1,680,163
                                                 --------------     --------------
Property, plant and equipment, at cost:
   Land                                               2,939,416          2,888,678
   Distribution systems                             310,234,526        293,134,397
   Transportation equipment                           8,457,433          7,800,092
   Other                                             27,765,167         26,668,443
                                                 --------------     --------------
                                                    349,396,542        330,491,610
   Less accumulated depreciation                   (184,769,784)      (178,722,319)
                                                 --------------     --------------
                                                    164,626,758        151,769,291
                                                 --------------     --------------

Other assets:
   Intangibles, net of accumulated
     amortization of $74,817,407 and
     $72,601,115, respectively                      336,127,911        285,521,922
   Prepaid expenses                                   2,234,532          1,571,753
                                                 --------------     --------------
                                                    338,362,443        287,093,675
                                                 --------------     --------------




                                                 $  518,348,299     $  454,088,936
                                                 ==============     ==============
                                                   January 31,        October 31,
               LIABILITIES                            1996               1995
                                                 --------------     --------------
                                                   (Unaudited)
Accounts payable                                 $    9,845,791     $    6,496,407
Accrued expenses                                     13,015,466         15,195,324
Subscriber advance payments                           3,509,677          3,856,362
Income taxes payable                                  2,121,361               ----
Deferred income taxes                                50,580,000         48,180,000
Term debt                                           315,950,955        262,213,055
                                                 --------------     --------------
                                                    395,023,250        335,941,148
                                                 --------------     --------------

Contingencies and commitments

          SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
  5,000,000 shares authorized; none
  issued
Common stock, $.10 par value, 60,000,000
  shares authorized; 24,787,837 and
  24,782,121 shares issued, respectively              2,478,784          2,478,212
Additional paid-in capital                           43,841,012         43,704,988
Retained earnings                                    80,809,007         75,768,342
                                                 --------------     --------------
                                                    127,128,803        121,951,542
Less treasury stock at cost,
  209,828 shares                                     (3,803,754)        (3,803,754)
                                                 --------------     --------------
                                                    123,325,049        118,147,788
                                                 --------------     --------------

                                                 $  518,348,299     $  454,088,936
                                                 ==============     ==============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                               Three Months Ended
                                                                   January 31,
                                                         ------------------------------
                                                              1996              1995
                                                         ------------      ------------
CATV revenues                                            $ 55,000,233      $ 43,304,289
                                                         ------------      ------------


Operating expenses:
  Salaries, wages and benefits                              9,194,144         7,555,713
  Programming costs                                        12,774,532         9,879,460
  Other operating expenses                                  1,812,912         1,483,699
  Selling, general and administrative                       3,591,005         2,574,905
  Depreciation and amortization                             8,263,757         6,326,594
                                                         ------------      ------------
                                                           35,636,350        27,820,371
                                                         ------------      ------------
  Operating income                                         19,363,883        15,483,918


Other income                                                   92,532            72,804
Interest expense                                           (5,368,040)       (2,469,558)
                                                         ------------      ------------
  Income before income taxes                               14,088,375        13,087,164
                                                         ------------      ------------

Provision for income taxes:
  Current                                                   3,200,000         3,900,000
  Deferred                                                  2,400,000         1,450,000
                                                         ------------      ------------
                                                            5,600,000         5,350,000
                                                         ------------      ------------

  Net income                                                8,488,375         7,737,164
                                                         ============      ============



Earnings per common share                                $       0.34      $       0.31
                                                         ============      ============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)




                                          Common Stock Issued       Additional
                                       ------------------------       Paid-In         Retained         Treasury
                                         Shares         Amount        Capital         Earnings          Stock
                                       ----------    ----------     -----------     ------------     ------------
Balance, October 31, 1995              24,782,121    $2,478,212     $43,704,988     $ 75,768,342     $ (3,803,754)
   Net income for the three months
   ended January 31, 1996                                                              8,488,375
   Issuance of common stock                 3,416           342          96,829
   Stock options exercised                  2,300           230          39,196
   Cash dividends at $.14 a share                                                     (3,447,711)

                                       ----------    ----------     -----------     ------------     ------------

Balance, January 31, 1996              24,787,837    $2,478,784     $43,841,012     $ 80,809,007     $ (3,803,754)
                                       ==========    ==========     ===========     ============     ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                        Three Months Ended
                                                                            January 31,
                                                                 --------------------------------
                                                                      1996               1995
                                                                 -------------      -------------
Cash flows from operating activities:
   Cash received from customers                                  $  55,189,022      $  43,267,943
   Cash paid to suppliers and employees                            (27,125,957)       (21,348,382)
   Other revenue received                                              134,394            208,539
   Interest paid                                                    (5,010,758)        (2,405,002)
   Income taxes paid                                                  (146,333)          (274,863)
                                                                 -------------      -------------

      Net cash provided by operating activities                     23,040,368         19,448,235
                                                                 -------------      -------------

Cash flows from investing activities:
   Cash paid for acquisitions                                      (60,759,941)
   Capital expenditures                                            (10,967,272)        (7,007,307)
   Loan to affiliate                                                  (500,000)
                                                                 -------------      -------------


      Net cash used in investing activities                        (72,227,213)        (7,007,307)
                                                                 -------------      -------------

Cash flows from financing activities:
   Borrowings of term debt                                          73,500,000          8,100,000
   Repayments of term debt                                         (19,762,099)       (17,601,605)
   Proceeds from stock options exercised                                39,425             12,651
   Dividends paid                                                   (3,447,711)        (2,949,310)
                                                                 -------------      -------------

      Net cash provided by (used in) financing activities           50,329,615        (12,438,264)
                                                                 -------------      -------------

Net increase (decrease) in cash                                      1,142,770              2,664

Cash at beginning of period                                          1,260,274          2,445,112
                                                                 -------------      -------------

Cash at end of period                                            $   2,403,044      $   2,447,776
                                                                 =============      =============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
                                  (UNAUDITED)


                                                                        Three Months Ended
                                                                            January 31,
                                                                 --------------------------------
                                                                      1996               1995
                                                                 -------------      -------------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                                    $   8,488,375      $   7,737,164
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Cumulative effect of change in accounting principle
     Depreciation expense                                            6,047,465          4,813,812
     Amortization expense                                            2,216,292          1,512,782
     Share of  losses of affiliates                                     41,862            135,735
     Deferred income taxes                                           2,400,000          1,450,000
     Contribution of common stock to retirement plan                    97,171            134,671
     (Increase) decrease in other assets                              (662,779)          (867,557)
     (Increase) decrease in accounts receivable, subscribers           796,666           (410,921)
     (Increase) decrease in accounts receivable, other                (261,192)            19,682
     Decrease in income tax receivable                                 932,306
     Increase (decrease) in subscriber advance payments               (346,685)           354,893
     Increase (decrease) in accrued expenses                        (2,179,858)        (1,763,998)
     Increase in income taxes payable                                2,121,361          3,625,137
     Increase in accounts payable                                    3,349,384          3,806,835
     Accrued treasury stock purchase                                                   (1,100,000)
                                                                 -------------      -------------

Net cash provided by operating activities                        $  23,040,368      $  19,448,235
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

           The financial statements as of January 31, 1996 and for the three month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

     B. The consolidated statements of operations for the three months ended January 31, 1996, are not necessarily indicative of the operating results to be expected for the full year.

     C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,613,254 shares and 24,588,610 shares for 1996 and 1995, respectively.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of the three-month period ended January 31, 1996, with the same three-month period of the prior year reveals increases in revenues, operating income and net income. Revenues, operating income, and net income increased by approximately 27%, 25% and 10%, respectively.

Approximately 32% of the revenue increase was attributable to internal growth and 68% from acquisitions. The Company's basic accounts increased from 468,662 at January 31, 1995 to 574,473 at January 31, 1996, or approximately 23%. Approximately 100,000 basic accounts, or 95%, of the increase was the result of acquisitions. Average revenue per account increased from $30.93 to $32.75 or approximately 6%.

Operating expenses increased approximately 28% during the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. Salaries, wages and benefits increased 22%. Programming costs and other operating expenses increased 29% and 22%, respectively. Selling, general and administrative expenses increased 39%. Depreciation and amortization increased 31%.

Interest expense increased by $2.9 million or approximately 117% as a result of borrowings made to finance the Company's acquisition of cable television properties. The Company's weighted average interest rate was 7.09% and 8.03% at January 31, 1996 and 1995, respectively.

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


                         PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit A - None

         (b) The following report on Form 8-K has been filed during the quarter for which this report is filed.

              1. Report dated December 15, 1995, filed December 27, 1995, subsequent to the Alexandria acquisition.

         (c)  Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        TCA CABLE TV, INC.


   Date: March 15, 1996                  /s/ Robert M. Rogers
                                        -----------------------------------
                                        Robert M. Rogers, Chairman and
                                           Chief Executive Officer


   Date: March 15, 1996                  /s/ Jimmie F. Taylor
                                        -----------------------------------
                                        Jimmie F. Taylor, Vice President,
                                           CFO and Treasurer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
