Form 10-Q
period 1996-04-30
TCA CABLE TV INC
filed 1996-06-12
CIK 700997

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

     /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

                                       OR

     / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO: 0-11478

                               TCA CABLE TV, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                                       75-1798185
        (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                     Identification Number)
       3015 S. E. LOOP 323, TYLER, TEXAS                            75701
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code: 903/595-3701

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES  'X'   NO ____

     The number of shares outstanding of each of the registrant's classes of common stock as of June 10, 1996 was:

                       24,859,605 SHARES OF COMMON STOCK

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
PART I -- FINANCIAL INFORMATION
  Consolidated Balance Sheets -- April 30, 1996 and October 31, 1995...............       3
  Consolidated Statements of Operations -- Three and Six months ended April 30,
     1996 and 1995.................................................................       4
  Consolidated Statement of Shareholders' Equity -- Six months ended April 30,
     1996..........................................................................       5
  Consolidated Statements of Cash Flows -- Six months ended April 30, 1996 and
     1995..........................................................................       6
  Notes to Consolidated Financial Statements.......................................       7
  Management's Discussion and Analysis of Financial Condition and Results of
     Operations....................................................................       8
PART II -- OTHER INFORMATION.......................................................       8
  SIGNATURES.......................................................................       9

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                   OCTOBER 31,
                                                                                       1995
                                                                   APRIL 30,       ------------
                                                                      1996
                                                                  ------------
                                                                  (UNAUDITED)
Cash............................................................  $  1,819,215     $  1,260,274
Accounts receivable, subscribers................................     7,269,026        7,973,959
Accounts receivable, other......................................     1,732,812          879,268
Income tax receivable...........................................     1,787,380          932,306
Notes receivable, affiliates....................................     3,000,000        2,500,000
Investments, at cost............................................     1,992,530        1,680,163
Property, plant and equipment, at cost:
  Land..........................................................     2,939,416        2,888,678
  Distribution systems..........................................   319,446,434      293,134,397
  Transportation equipment......................................     8,782,870        7,800,092
  Other.........................................................    28,483,817       26,668,443
                                                                  ------------     ------------
                                                                   359,652,537      330,491,610
  Less accumulated depreciation.................................  (190,802,951)    (178,722,319)
                                                                  ------------     ------------
                                                                   168,849,586      151,769,291
Other assets:
  Intangibles, net of accumulated amortization of $77,565,573
     and $72,601,115, respectively..............................   333,379,745      285,521,922
  Prepaid expenses..............................................     2,014,888        1,571,753
                                                                  ------------     ------------
                                                                   335,394,633      287,093,675
                                                                  ------------     ------------
                                                                  $521,845,182     $454,088,936
                                                                   ===========      ===========
                                          LIABILITIES
Accounts payable................................................  $  9,283,530     $  6,496,407
Accrued expenses................................................    12,932,023       15,195,324
Subscriber advance payments.....................................     3,188,936        3,856,362
Deferred income taxes...........................................    53,580,000       48,180,000
Term debt.......................................................   313,888,068      262,213,055
                                                                  ------------     ------------
                                                                   392,872,557      335,941,148
                                                                  ------------     ------------
Contingencies and commitments
                                     SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value, 5,000,000 shares authorized;
  none issued
Common stock, $.10 par value, 60,000,000 shares authorized;
  24,794,431 and 24,782,121 shares issued, respectively.........     2,479,443        2,478,212
Additional paid-in capital......................................    43,962,419       43,704,988
Retained earnings...............................................    86,334,517       75,768,342
                                                                  ------------     ------------
                                                                   132,776,379      121,951,542
Less treasury stock, at cost, 209,828 shares, respectively......    (3,803,754)      (3,803,754)
                                                                  ------------     ------------
                                                                   128,972,625      118,147,788
                                                                  ------------     ------------
                                                                  $521,845,182     $454,088,936
                                                                   ===========      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  APRIL 30,                      APRIL 30,
                                          --------------------------    ---------------------------
                                             1996           1995            1996           1995
                                          -----------    -----------    ------------    -----------
CATV revenues...........................  $57,577,680    $43,953,790    $112,577,913    $87,258,079
                                          -----------    -----------    ------------    -----------
Operating expenses:
  Salaries, wages and benefits..........    9,841,432      7,704,939      19,035,576     15,260,652
  Programming costs.....................   13,964,412     10,013,357      26,738,944     19,892,817
  Other operating expenses..............    1,769,140      1,540,326       3,582,052      3,024,025
  Selling, general and administrative...    3,781,563      2,854,916       7,372,568      5,429,821
  Depreciation and amortization.........    8,781,333      6,517,159      17,045,090     12,843,753
                                          -----------    -----------    ------------    -----------
                                           38,137,880     28,630,697      73,774,230     56,451,068
                                          -----------    -----------    ------------    -----------
  Operating income......................   19,439,800     15,323,093      38,803,683     30,807,011
Other income............................      655,047        229,500         747,579        302,304
Interest expense........................   (5,534,548)    (2,414,635)    (10,902,588)    (4,884,193)
                                          -----------    -----------    ------------    -----------
  Income before income taxes............   14,560,299     13,137,958      28,648,674     26,225,122
                                          -----------    -----------    ------------    -----------
Provision for income taxes:
  Current...............................    2,600,000      3,970,000       5,800,000      7,870,000
  Deferred..............................    3,000,000      1,450,000       5,400,000      2,900,000
                                          -----------    -----------    ------------    -----------
                                            5,600,000      5,420,000      11,200,000     10,770,000
                                          -----------    -----------    ------------    -----------
     Net Income.........................  $ 8,960,299    $ 7,717,958    $ 17,448,674    $15,455,122
                                           ==========     ==========     ===========     ==========
Earnings per common share...............  $      0.36    $      0.31    $       0.70    $      0.62
                                           ==========     ==========     ===========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                  COMMON STOCK ISSUED       ADDITIONAL
                                ------------------------      PAID-IN       RETAINED       TREASURY
                                  SHARES        AMOUNT        CAPITAL       EARNINGS         STOCK
                                ----------    ----------    -----------    -----------    -----------
Balance, October 31, 1995.....  24,782,121    $2,478,212    $43,704,988    $75,768,342     (3,803,754)
  Net income for the six
     months ended April 30,
     1996.....................                                              17,448,674
  Issuance of common stock....       6,493           649        196,223
  Stock options exercised.....       5,817           582         61,208
  Cash dividends at $.28 a
     share....................                                              (6,882,499)
                                ----------    ----------    -----------    -----------    -----------
Balance, April 30, 1996.......  24,794,431    $2,479,443    $43,962,419    $86,334,517    $(3,803,754)
                                 =========     =========     ==========     ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            APRIL 30,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  ------------     ------------
Cash flows from operating activities:
  Cash received from customers..................................  $111,761,876     $ 86,323,355
  Cash paid to suppliers and employees..........................   (56,635,867)     (42,806,216)
  Other revenue received........................................       435,211          347,036
  Interest paid.................................................   (10,718,301)      (4,836,359)
  Income taxes paid.............................................    (6,655,074)      (7,574,896)
                                                                  ------------     ------------
     Net cash provided by operating activities..................    38,187,845       31,452,920
                                                                  ------------     ------------
Cash flows from investing activities:
  Payments for purchases of companies and CATV systems..........   (60,759,941)      (3,704,876)
  Capital expenditures..........................................   (21,223,267)     (17,884,211)
  Loan to affiliate.............................................      (500,000)
                                                                  ------------     ------------
     Net cash used in investing activities......................   (82,483,208)     (21,589,087)
                                                                  ------------     ------------
Cash flows from financing activities:
  Borrowings of term debt.......................................   100,650,000       36,499,990
  Repayments of term debt.......................................   (48,974,987)     (40,203,240)
  Treasury stock purchased......................................                     (1,100,000)
  Proceeds from sale of assets..................................                        785,331
  Proceeds from stock options exercised.........................        61,790           53,995
  Dividends paid................................................    (6,882,499)      (5,900,068)
                                                                  ------------     ------------
     Net cash provided by (used in) financing activities........    44,854,304       (9,863,992)
                                                                  ------------     ------------
Net increase (decrease) in cash.................................       558,941             (159)
Cash at beginning of period.....................................     1,260,274        2,445,112
                                                                  ------------     ------------
Cash at end of period...........................................  $  1,819,215     $  2,444,953
                                                                   ===========      ===========
Reconciliation of net income to net cash provided by operating activities:
  Net income....................................................  $ 17,448,674     $ 15,455,122
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation expense.......................................    12,080,632        9,818,189
     Amortization expense.......................................     4,964,458        3,025,564
     Deferred income taxes......................................     5,400,000        2,900,000
     (Gain) loss on sale of assets..............................                       (164,225)
     Share of (earnings) losses of affiliates...................      (312,368)         208,957
     Contribution of common stock to retirement plan............       196,872          216,409
     (Increase) decrease in accounts receivable, subscribers....       704,933         (896,121)
     (Increase) decrease in accounts receivable, other..........      (853,544)         (25,778)
     (Increase) decrease in other assets........................      (443,135)        (182,264)
     (Increase) decrease in income tax receivable...............      (855,074)
     Increase (decrease) in accounts payable....................     2,787,124        1,491,138
     Increase (decrease) in subscriber advance payments.........      (667,426)         (12,825)
     Increase (decrease) in accrued expenses....................    (2,263,301)        (676,350)
     Increase (decrease) in income taxes payable................                        295,104
                                                                  ------------     ------------
Net cash provided by operating activities.......................  $ 38,187,845     $ 31,452,920
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

     The financial statements as of April 30, 1996 and for the six month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the six months ended April 30, 1996, are not necessarily indicative of the operating results to be expected for the full year.

C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,630,144 shares and 24,559,659 shares for 1996 and 1995, respectively.

D. On April 9, 1996, the Company entered into an agreement to acquire the cable television system serving approximately 8,100 subscribers in and around Alma, Barling and Van Buren, Arkansas. The purchase price of $12.7 million will be financed from the Company's bank lines of credit. The anticipated closing date is late summer 1996.

E. On May 1, 1996, the Company assumed operations in five additional cable television markets through a partnership with Donrey Media Group ("Donrey"), a division of Stephens Group, Inc. of Little Rock, Arkansas. The partnership, TCA Cable Partners, is comprised of 22 of the Company's systems in Arkansas and Mississippi, and five Donrey systems in Arkansas, Oklahoma and California. The partnership is owned 75 percent by the Company and 25 percent by Donrey. The partnership serves approximately 224,000 subscribers.

F. On May 1, 1996, the Company acquired Cable One Corporation, a cable television advertising company based in Williamsport, Pennsylvania. Cable One sells advertising in cable markets serving approximately 1.2 million subscribers. The acquisition was financed by the issuance of 266,666 shares of the Company's stock and $2 million in cash obtained from operations.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results Of Operations -- Comparison of the three-month period ended April 30, 1996, with the same three-month period of the prior year reveals increases in revenues, operating income, and net income. Revenues, operating income, and net income increased by approximately 31%, 27%, and 16%, respectively.

     Approximately 31% of the revenue increase was from internal growth and 69% from acquisitions. The Company's basic accounts increased from 471,991 at April 30, 1995 to 581,252 at April 30, 1996 or approximately 23%. Approximately 100,000 basic accounts, or 90% of the increase was the result of acquisitions. Average revenue per account increased from $31.04 to $33.03 or approximately 6%.

     Operating expenses increased approximately 33% during the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. Salaries, wages and benefits increased 28%. Programming costs and other operating expenses increased 39% and 15%, respectively. Selling, general and administrative expenses increased 32%. Depreciation and amortization increased 24%.

     Interest expense increased by $3.1 million or approximately 129% as a result of borrowings made to finance approximately $200 million of acquisitions since April 30, 1995. The Company's weighted average interest rate was 6.94% and 8.05% at April 30, 1996 and 1995, respectively.

     Liquidity and Capital Resources -- The Company's capital expenditures have been primarily for cable system construction, upgrading and rebuilding, acquisition of other cable systems and purchases of converters to be furnished to subscribers.

     Expenditures for rebuilding, upgrading and maintaining the Company's cable systems and for converter purchases have been financed principally with cash flow from operations. Acquisitions of cable systems have generally been financed with cash flow from operations and through bank borrowings.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibit A -- none

B. Report on Form 8-K/A was filed March 25, 1996, subsequent to the Alexandria acquisition.

C.  Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                            TCA CABLE TV, INC.

Date: June 12, 1996                              /s/  ROBERT M. ROGERS
                                            ------------------------------------
                                                     Robert M. Rogers,
                                            Chairman and Chief Executive Officer


Date: June 12, 1996                              /s/  JIMMIE F. TAYLOR
                                            ------------------------------------
                                                     Jimmie F. Taylor,
                                             Vice President, CFO and Treasurer

                                 EXHIBIT INDEX

A.  Exhibit A -- none

B. Report on Form 8-K/A was filed March 25, 1996, subsequent to the Alexandria acquisition.

C.  Exhibit 27 -- Financial Data Schedule