Form 10-Q
period 1996-07-31
TCA CABLE TV INC
filed 1996-09-13
CIK 700997

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


   (Mark One)

     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: July 31, 1996


                                       OR


     [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________


                          Commission File No.: 0-11478


                              TCA CABLE TV, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Texas                                     75-1798185
- -------------------------------          ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)


    3015 SSE Loop 323, Tyler, Texas                        75701
- ----------------------------------------        -----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     903/595-3701
                                                     -----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes       X              No
                       ---------------         ---------------


The number of shares outstanding of each of the registrant's classes of common stock as of September 11, 1996 was:

                       24,875,427 shares of common stock
                   ---------------

                     TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION                                              Page No.
                                                                            --------
         Consolidated Balance Sheets - July 31, 1996 and October 31, 1995      3

         Consolidated Statements of Operations -
           Three and nine months ended July 31, 1996 and 1995                  4

         Consolidated Statement of Shareholders' Equity -
           Nine months ended July 31, 1996                                     5

         Consolidated Statements of Cash Flows -
           Nine months ended July 31, 1996 and 1995                           6-7

         Notes to Consolidated Financial Statements                            8

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

PART II - OTHER INFORMATION                                                    9

SIGNATURES                                                                     10

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   July 31,        October 31,
                      ASSETS                         1996              1995
                                                -------------     -------------
                                                 (Unaudited)
Cash                                            $   1,948,307     $   1,260,274
                                                -------------     -------------
Accounts receivable, subscribers                    8,665,227         7,973,959
                                                -------------     -------------
Accounts receivable, other                             44,080           879,268
                                                -------------     -------------
Income tax receivable                               2,470,116           932,306
                                                -------------     -------------
Notes receivable, affiliates                           80,000         2,500,000
                                                -------------     -------------
Investments, at cost                                4,745,871         1,680,163
                                                -------------     -------------
Property, plant and equipment, at cost:
   Land                                             2,939,416         2,888,678
   Distribution systems                           349,055,566       293,134,397
   Transportation equipment                         9,225,578         7,800,092
   Other                                           30,054,797        26,668,443
                                                -------------     -------------
                                                  391,275,357       330,491,610
   Less accumulated depreciation                 (197,248,430)     (178,722,319)
                                                -------------     -------------
                                                  194,026,927       151,769,291
                                                -------------     -------------

Other assets:
   Intangibles, net of accumulated
     amortization of $80,890,593 and
     $72,601,115, respectively                    430,987,912       285,521,922
   Prepaid expenses                                 1,853,071         1,571,753
                                                -------------     -------------
                                                  432,840,983       287,093,675
                                                -------------     -------------



                                                $ 644,821,510     $ 454,088,936
                                                =============     =============

                                                   July 31,       October 31,
                 LIABILITIES                         1996              1995
                                                -------------     -------------
                                                 (Unaudited)
Accounts payable                                $   7,556,776     $   6,496,407
Accrued expenses                                   16,244,986        15,195,324
Subscriber advance payments                         2,747,856         3,856,362
Deferred income taxes                              56,280,000        48,180,000
Term debt                                         310,824,385       262,213,055
                                                -------------     -------------
                                                  393,654,003       335,941,148
                                                -------------     -------------

Reedemable minority interest                      108,667,646

             SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
  5,000,000 shares authorized; none
  issued
Common stock, $.10 par value, 60,000,000
  shares authorized; 25,079,095 and
  24,782,121 shares issued, respectively            2,507,910         2,478,212
Additional paid-in capital                         52,332,663        43,704,988
Retained earnings                                  91,463,042        75,768,342
                                                -------------     -------------
                                                  146,303,615       121,951,542
Less treasury stock, at cost,
  209,828 shares                                   (3,803,754)       (3,803,754)
                                                -------------     -------------
                                                  142,499,862       118,147,788
                                                -------------     -------------

                                                $ 644,821,510     $ 454,088,936
                                                =============     =============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                       Three Months Ended             Nine Months Ended
                                                            July 31,                        July 31,
                                                -----------------------------   ------------------------------
                                                    1996             1995            1996             1995
                                                -------------   -------------   --------------   -------------

CATV revenues                                   $  69,399,627   $  49,525,693   $  181,977,540   $ 137,418,357
                                                -------------   -------------   --------------   -------------

Operating expenses:
  Salaries, wages and benefits                     11,844,494       8,225,263       30,880,070      23,485,915
  Programming costs                                17,195,454      11,870,717       43,934,398      31,763,534
  Other operating expenses                          2,166,123       1,655,180        5,748,175       4,679,205
  Selling, general and administrative               6,592,252       3,658,880       13,964,820       9,723,286
  Depreciation and amortization                     9,845,417       8,239,630       26,890,507      21,083,383
                                                -------------   -------------   --------------   -------------
                                                   47,643,740      33,249,541      121,417,970      89,700,609
                                                -------------   -------------   --------------   -------------
  Operating income                                 21,755,887      15,876,023       60,559,570      46,683,034


Other income                                         (550,903)       (136,928)         196,676         165,376
Interest expense                                   (5,528,025)     (3,984,583)     (16,430,613)     (8,868,776)
Minority interest                                  (1,567,646)                      (1,567,646)
                                                -------------   -------------   --------------   -------------
  Income before income taxes                       14,109,313      11,754,512       42,757,987      37,979,634
                                                -------------   -------------   --------------   -------------


Provision for income taxes:
  Current                                           2,800,000       1,730,000        8,600,000       9,600,000
  Deferred                                          2,700,000       2,500,000        8,100,000       5,400,000
                                                -------------   -------------   --------------   -------------
                                                    5,500,000       4,230,000       16,700,000      15,000,000
                                                -------------   -------------   --------------   -------------

  Net income                                    $   8,609,313   $   7,524,512   $   26,057,987   $  22,979,634
                                                =============   =============   ==============   =============


Earnings per common share                       $        0.35   $        0.31   $         1.05   $        0.93
                                                =============   =============   ==============   =============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                         Common Stock Issued          Additional
                                      -------------------------         Paid-In          Retained           Treasury
                                        Shares          Amount          Capital          Earnings            Stock
                                      ----------    -----------     ------------     --------------     -------------
Balance, October 31, 1995             24,782,121    $ 2,478,212     $ 43,704,988     $   75,768,342     $  (3,803,754)

   Net income for the nine months                                                        26,057,987
   ended July 31, 1996

   Issuance of common stock              272,881         28,382        8,473,676

   Stock options exercised                13,162          1,316          107,049

   Financial advisory services                                            46,950

   Cash dividends at $.42 a share                                                       (10,363,287)
                                      ----------    -----------     ------------     --------------     -------------

Balance, July 31, 1996                25,068,164    $ 2,507,910     $ 52,332,663     $   91,463,042     $  (3,803,754)
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

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Nine Months Ended
                                                                       July 31,
                                                            ------------------------------
                                                                 1996             1995
                                                            -------------    -------------
Cash flows from operating activities:
   Cash received from customers                             $ 181,012,954    $ 132,949,148
   Cash paid to suppliers and employees                       (92,373,934)     (65,985,498)
   Other revenue received                                         558,756          516,078
   Interest paid                                              (16,206,422)      (8,482,542)
   Income taxes paid                                          (10,137,810)     (11,360,517)
                                                            -------------    -------------

      Net cash provided by operating activities                62,853,544       47,636,669
                                                            -------------    -------------

Cash flows from investing activities:
   Payments for purchases of companies
     and CATV systems                                         (66,287,996)    (131,819,265)
   Capital expenditures                                       (31,583,924)     (29,049,498)
   Loan to affiliate                                           (1,000,000)      (2,500,000)
   Proceeds from sale of assets                                         0          785,331
                                                            -------------    -------------

      Net cash used in investing activities                   (98,871,920)    (162,583,432)
                                                            -------------    -------------

Cash flows from financing activities:
   Borrowings of term debt                                    120,650,000      277,884,990
   Repayments of term debt                                    (72,038,670)    (153,304,927)
   Treasury stock purchased                                                     (1,100,000)
   Proceeds from stock options exercised                          108,366          146,141
   Partnership distributions                                   (1,650,000)
   Dividends paid                                             (10,363,287)      (8,839,130)
                                                            -------------    -------------

      Net cash provided by (used in) financing activities      36,706,409      114,787,074
                                                            -------------    -------------

Net increase (decrease) in cash                                   688,033         (159,689)

Cash at beginning of period                                     1,260,274        2,445,112
                                                            -------------    -------------

Cash at end of period                                       $   1,948,307    $   2,285,423
                                                            =============    =============



                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)


                                                                     Nine Months Ended
                                                                          July 31,
                                                               ----------------------------
                                                                   1996            1995
                                                               ------------    ------------
Reconciliation of net income to net cash
   provided by operating activities:
   Net income                                                  $ 26,057,987    $ 22,979,634
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
     Depreciation expense                                        18,601,029      15,557,846
     Amortization expense                                         8,289,478       5,525,537
     Deferred income taxes                                        8,100,000       5,400,000
     Contribution of common stock to retirement plan                363,307         357,477
     Employee stock bonus                                           138,750
     Financial advisory services                                     46,950
     (Gain) loss on sale of assets                                    7,788        (164,225)
     Share of (earnings) losses of affiliates                       354,292         514,927
     Minority interest in earnings                                1,567,646
     (Increase) decrease in other assets                           (281,318)     (1,312,400)
     (Increase) decrease in accounts receivable, subscribers       (691,268)     (2,281,771)
     (Increase) decrease in accounts receivable, other              835,188        (806,977)
     (Increase) decrease in income taxes receivable              (1,537,810)
     Increase (decrease) in subscriber advance payments          (1,108,506)       (345,747)
     Increase (decrease) in accrued expenses                      1,049,662       1,846,092
     Increase (decrease) in income taxes payable                                 (1,760,517)
     Increase (decrease) in accounts payable                      1,060,369       2,126,793
                                                               ------------    ------------

Net cash provided by operating activities                      $ 62,853,544    $ 47,636,669
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

The financial statements as of July 31, 1996 and for the nine-month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the nine months ended July 31, 1996, are not necessarily indicative of the operating results to be expected for the full year.

C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,886,753 shares and 24,573,796 shares for 1996 and 1995, respectively.

D. On May 1, 1996, the Company assumed operations in five additional cable television markets through a partnership with Donrey Media Group ("Donrey"), a division of Stephens Group, Inc. of Little Rock, Arkansas. The partnership, TCA Cable Partners, is comprised of 22 of the Company's systems in Arkansas and Mississippi, and five Donrey systems in Arkansas, Oklahoma and California. The partnership is owned 75 percent by the Company and 25 percent by Donrey. The partnership serves approximately 224,000 subscribers.

E. On May 1, 1996, the Company also entered into a ten-year financial advisory services agreement in exchange for a warrant to purchase 300,000 shares of the Company's stock. 150,000 shares are exercisable May 1, 2001 and 150,000 shares are exercisable May 1, 2006. The value of the warrant is amortized on a staight-line basis over the ten-year life, $187,800 per year, or $46,950 per quarter.

F. On May 1, 1996 the Company acquired Cable One Corporation, a cable television advertising company based in Williamsport, Pennsylvania. Cable One sells advertising in cable markets serving approximately 1.2 million subscribers. The acquisition was financed by the issuance of 266,666 shares of the Company's stock and $2 million in cash obtained from operations.

G. On June 20, 1996, the Company signed an agreement with TCI Communications, Inc. ("TCI") to trade the assets of the Vallejo, California cable operation for the assets of TCI's Ft. Smith, Arkansas and Sallisaw, Oklahoma cable systems.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS - Comparison of the three-month period ended July 31, 1996 with the same three-month period of the prior year reveals increases in revenues, operating income and net income. Revenues, operating income, and net income increased by approximately 40%, 37% and 14%, respectively.

Approximately 78% of the revenue increase was from acquisitions and 22% from internal growth. The Company's basic accounts increased from 526,142 at July 31, 1995 to 627,179 at July 31, 1996 or approximately 19%. Approximately 95% of the increase in basic acounts was from acquisitions. Average revenue per account increased from $31.50 to $36.70, or approximately 17%. Average revenue per account includes $2.99 and $5.62 in advertising revenue per account for 1995 and 1996, respectively.

Operating expenses increased approximately 42% during the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. Salaries, wages and benefits increased 44%. Programming costs and other operating expenses increased increased 45% and 31%, respectively. Selling, general and administrative expenses increased 80%. Depreciation and amortization increased 19%. Approximately 75% of the increases were from acquisitions.

Interest expense increased by approximately $1.5 million or 39%. The increase was attributable to an increase in term debt to fund acquisitions.

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

     A.   Exhibit A - none


     B. The following reports on Form 8-K have been filed during the quarter for which this report is filed:

          1. Report on Form 8-K/A, filed July 15, 1996, subsequent to the TCA Cable Partners acquisition.

     C.   Exhibit 27 - Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                        TCA CABLE TV, INC.


Date: September 13, 1996                /s/  Robert M. Rogers
      ------------------                ---------------------------------
                                        Robert M. Rogers, Chairman and
                                         Chief Executive Officer


Date: September 13, 1996                /s/  Jimmie F. Taylor
      ------------------                ---------------------------------
                                        Jimmie F. Taylor, Vice President,
                                         CFO and Treasurer

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                   DESCRIPTION
 -------                  -----------
   27     Financial Data Schedule