Form 10-K
period 1996-10-31
TCA CABLE TV INC
filed 1997-01-29
CIK 700997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------
                                   FORM 10-K
(MARK ONE)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED: OCTOBER 31, 1996

                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

                          COMMISSION FILE NO.: 0-11478

                             ---------------------
                               TCA CABLE TV, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        75-1798185
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
        Incorporation or organization)

       3015 SSE LOOP 323, TYLER, TEXAS                             75701
   (Address of principal executive offices)                      (Zip Code)

                                 (903) 595-3701
               Registrant's telephone number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
                     None                                           None

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.10
                                   PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                             ---------------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the NASDAQ, on December 31, 1996 ($30.125) was $449,228,971. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's common stock as of December 31, 1996 was:

                       24,813,563 shares of common stock.

     Documents incorporated by reference: Part III Items 10, 11, 12 and 13 of this Form 10-K are incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 21, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     TCA Cable TV, Inc. ("the Company") is engaged in the development, operation and management of cable television systems.(1) At October 31, 1996, the Company, through wholly-owned subsidiaries and TCA Cable Partners, an affiliated partnership in which the Company holds a 75% interest (the "Partnership"), owned and operated 62 cable television systems which had approximately 671,000 subscribers and managed 2 systems which are owned by affiliated corporations and had approximately 3,600 subscribers. The Company is listed in industry trade publications as one of the 20 largest operators of cable television systems in the United States (including subscribers in managed systems). The Company's systems are located primarily in smaller markets in Texas, Louisiana, Arkansas, Mississippi, New Mexico and Oklahoma where over-the-air television reception is unsatisfactory, and the Company intends to continue to concentrate its activities in these and similar areas, as well as the Partnership. See Note 9 to Notes to the Consolidated Financial Statements.

     The Company was organized as a Texas corporation in December 1981, to consolidate the ownership of four corporations which had been developing and operating cable television systems since 1965, 1973, 1975 and 1976, respectively. Unless the context otherwise requires, all references to "TCA Cable TV, Inc." and the "Company" in this report shall refer to TCA Cable TV, Inc. and its predecessors and subsidiaries.

THE CABLE TELEVISION INDUSTRY

     Cable television is a service which delivers to the home varied entertainment and information programming, either as transmitted by licensed radio and television stations or programming designed specifically for cable distribution. Radio and television signals are received by "off-air" antennae, microwave relay systems and satellite earth stations and are modulated and amplified at an electronic control center, or "headend", for distribution through a network of aerial or underground coaxial cables or optical fiber, to television sets owned by subscribers. Subscribers generally pay a monthly fee for the service. Cable systems generally operate under non-exclusive franchises granted by local or state governmental authorities. The growth of the cable television industry has been accompanied by a significant number of operator consolidations.

     The cable television industry began in the early 1950s. The industry's birth and subsequent growth were the result of demand for more stations and improved reception in areas where over-the-air television was unsatisfactory because of topography or remoteness from broadcast towers. The use of cable as the means of providing additional television channels and improved over-the-air reception is now generally referred to as "basic service", and normally consists of programming available from nearby over-the-air television channels, public channels, and a limited number of channels relayed from distant cities and satellite programming. Additional satellite programming services are offered in a separate "expanded basic" service for an additional charge. For an additional monthly or individual event charge, cable operators also provide subscribers a choice of "premium services" (referred to as "Pay TV" or "Pay-Per-View"), generally consisting of feature films, sporting and other special entertainment events. The availability of cable specific channels and premium service has established cable television as an entertainment medium in addition to fulfilling its original purpose to provide better over-the-air television reception. This development has led to significant growth of cable television in larger metropolitan markets. Although the Company offers premium services and plans to increase its capacity to provide such services, it has no present plans to acquire or develop new systems in larger metropolitan markets.

     The Company believes the cable television industry may derive additional income in the foreseeable future from the sale of air time to advertisers who desire access to the television media to promote their products or services. This revenue source is commonly referred to as advertising income. The Company

---------------

(1)A system includes all areas served from a single administrative office. A system may include one or more "headends" and the cable properties related thereto, and one or more communities or franchise areas.

provides cable advertising sales through its wholly-owned subsidiaries VPI Communications, Inc. and Cable One Corporation. Revenue from advertising was approximately 14%, 11% and 9% of total revenue during 1996, 1995 and 1994, respectively.

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

                                                        BASIC SERVICE                PREMIUM SERVICE
                                                        -------------                ---------------
                                                                SUBSCRIBERS                 PREMIUM UNITS
                           MILES OF     HOMES                     AS % OF      NUMBER OF       AS % OF
                            ACTIVE    PASSED BY    NUMBER OF       HOMES        PREMIUM         BASIC
                            PLANT       CABLE     SUBSCRIBERS      PASSED        UNITS       SUBSCRIBERS
---------------------------------------------------------------------------------------------------------
At October 31:
  1992...................    9,953     639,265      457,524           72%      238,760           52%
  1993...................   10,216     649,415      476,312           73%      255,101           54%
  1994...................   10,413     651,250      486,852           75%      321,076           66%
  1995...................   12,671     761,621      573,951           75%      356,836           62%
  1996...................   15,226     891,458      670,500           75%      390,457           58%

     Subscriber growth experienced by the Company in recent years has come from the acquisition of existing systems and the upgrading and development of systems already owned, rather than from the securing of new franchises or the construction of new systems. Prior to and upon its acquisition of a system, the Company conducts a review of the acquired system's cable plant and operating policies and procedures. On the basis of its review, the Company typically makes modifications, repairs and upgrades to the plant, and additionally institutes operating policies and procedures designed to expand the system and improve its profitability.

     The Company intends to continue its emphasis on growth through acquisition of existing systems. There can be no assurances, however, that the Company will be able to acquire existing systems in the future on terms as favorable as in the past. The Company does not currently have any definitive agreements from the acquisition of any additional systems except for the agreement to purchase Jonesboro, Arkansas on December 18, 1996, as discussed in Note 17 to the consolidated financial statements. However, the Company may in the future acquire additional systems on terms it deems favorable based on evaluations of a system's selling price relative to subscriber levels and projected cash flows, among other factors.

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

THE SYSTEMS

     The following table sets forth information as of October 31, 1996, regarding the Company's cable systems, all of which are owned by the Company unless otherwise indicated:

                                                               BASIC      EQUIVALENT   PREMIUM
                                                    PLANT    SUBSCRIBER    BILLING       TV       HOMES
                      STATES                        MILES     ACCOUNTS      UNITS       UNITS    PASSED
                      ------                        ------   ----------   ----------   -------   -------
Texas.............................................   4,437    221,628      235,054     129,591   329,442
Louisiana.........................................   3,971    164,315      169,722     120,044   230,825
Arkansas..........................................   5,803    203,141      210,704     111,983   264,240
New Mexico........................................     199     11,775       12,200       5,517    16,500
Mississippi.......................................     237     13,218       13,829      10,622    18,823
Oklahoma..........................................     351     20,689       20,932       8,356    24,328
Idaho.............................................     228      5,694        8,059       4,344     7,300
                                                    ------    -------      -------     -------   -------
TCA owned systems.................................  15,226    640,460      670,500     390,457   891,458
Managed systems...................................      88      3,532        3,571       2,218     5,410
                                                    ------    -------      -------     -------   -------
Owned and Managed systems.........................  15,314    643,992      674,071     392,675   896,868
                                                    ======    =======      =======     =======   =======

---------------

* Equivalent Billing Units are calculated by dividing the basic service revenue by the base rate on commercial accounts and adding the number of residential accounts. Multiple-outlet subscribers at rates higher than the base rate make up the difference.

System Operating Offices (at October 31, 1996)

Texas:       Amarillo, Andrews, Athens, Big Spring, Bryan/College
             Station, Conroe, Dalhart, Gatesville, Gladewater, Henderson,
             Huntsville, Mineola, Nacogdoches, Paris, Plainview, San
             Angelo, Snyder, Sulphur Springs and Victoria.
Louisiana:   Abbeville, Alexandria, Bastrop, Crowley, DeRidder, Franklin,
             Lafayette, Minden, Natchitoches, New Iberia, Patterson,
             Ruston, St. Martinville and Winnfield.
Arkansas:    Arkadelphia, Batesville, Bentonville, Berryville, El Dorado,
             Fayetteville, Ft. Smith, Harrison, Heber Springs, Helena,
             Hot Springs Village, Magnolia, Malvern, McGehee, Mena,
             Mountain Home, Newport, Ozark, Pocahontas, Rogers,
             Russellville, Siloam Springs, and Springdale.
Mississippi: Greenville.
New Mexico:  Clovis.
Oklahoma:    Bartlesville, Blackwell and Guymon.
Idaho:       Sun Valley.

---------------

     The Company's Arkansas, Mississippi and Oklahoma systems are held in the Partnership. See Note 9 to the Notes to the Consolidated Financial Statements.

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

     The Company offers an additional level of service known as "expanded basic" service. Under this level of service the Company makes available to subscribers a variety of packaged programming, including news, sports, educational and entertainment channels and programs purchased from independent suppliers and combined in different formats to appeal to different tastes. Expanded basic service is provided at an additional monthly charge. A new product tier, known as the "premier package" is now being introduced in systems where fiber optic rebuilds are either finished or in some stage of completion. The new product tier offers the five to twelve channels most requested by customers.

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

     Rates charged subscribers vary with the type of service selected. All of the Company's cable systems are subject to rate regulation. See "Business-Regulation". The monthly service fee for basic service generally ranges from $9 to $14. The monthly service fee for expanded basic service generally ranges from $8 to $14. The Company's average monthly revenue per subscriber during fiscal 1996 for basic and expanded basic services were $22.15. A one-time installation fee ranging from $24 to $42 is usually charged to new subscribers. Monthly charges for equipment furnished to the customer generally range from $1 to $3. Additionally, the Company generally charges $8 to $11 per month for each premium subscription service. Premium service charges are sometimes discounted for multiple services. Subscribers are free to terminate service at any time.

     The Company also services commercial subscribers such as hotels, motels, hospitals, and apartments. These subscribers are charged a one-time connection fee, which is usually sufficient to cover the Company's cost of installation. Commercial subscribers are generally free to terminate service at any time.

MANAGEMENT SERVICES

     In addition to operating its own cable television systems, the Company provides general management services for two systems owned by corporations affiliated with the Company ("Affiliated Companies"). The Company's management services include: accounting, auditing, billing, marketing, computer operations, purchasing, engineering, and other technical and administrative support services which the Company performs pursuant to management contracts. These services are charged to the systems on a fee basis equal to specified amounts per subscriber for each particular service performed or a specified percentage of revenue. The intention is to recover the Company's actual costs of providing the services, plus a profit. Total revenues received by the Company for management services for fiscal 1996, 1995 and 1994 were $61,975, $60,388 and $53,323, respectively.

     One of the Company's management contracts provides the Company a right of first refusal with respect to any proposed sales of any of the Affiliated Companies' cable systems or with respect to any cable system acquisition opportunities which come to the attention of the Affiliated Companies subject to the management contract. The Company does not intend to exercise its rights of first refusal with respect to relatively small cable systems which are contiguous to, or in the vicinity of, the systems owned by the Affiliated Companies.

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

     Effective January 1, 1987, rates charged to subscribers could no longer be regulated by local authorities in areas where the FCC determined that cable television systems were subject to "effective competition". Congress in the Cable Act of 1992, amended the effective competition standard in a manner that subjects virtually all of the Company's systems to rate regulation. See "Business -- Regulation".

     FCC Rules and some franchises generally require approval by the franchising authority for the sale of a system. See "Business -- Regulation". Most of the Company's franchises can be terminated prior to their stated expiration for breach of material provisions. The Company holds approximately 232 franchises with unexpired terms ranging generally from one to 40 years. No one franchise accounts for more than 10% of the Company's total revenue.

     Franchises have historically been renewed for companies that have provided adequate service and have complied generally with the franchise terms. Additionally, the Cable Communications Policy Act of 1984, established renewal procedures designed to protect incumbent franchisees against arbitrary denial of renewal. The Company believes that it has provided satisfactory levels of service and has maintained favorable relationships with local communities and anticipates that all, or substantially all of its franchises will be renewed, although there can be no assurance of such renewals. In addition, other applicants have an opportunity to compete for the franchise upon its expiration. See "Competition" below. In connection with a renewal, the franchising authority may impose different and more stringent terms, the impact of which cannot be predicted. To date, however, all of the Company's franchises have been renewed or extended, generally at, or prior to, their stated expirations, and on modified, but not unduly burdensome, terms.

     In City of Los Angeles v. Preferred Communications, Inc. the U.S. Supreme Court affirmed a decision that had allowed a challenge to the constitutionality of the cable television franchise process and which suggested that, where feasible, franchising authorities must grant access to others seeking to provide competitive cable television service in a community. If the rationale of the Preferred Communications case and other similar court decisions is applied generally to the cable television industry, many cable television operators, including the Company, may face increased competition from other cable television operators.

COMPETITION

     The Company encounters competition for the acquisition of existing systems and may encounter similar competition at the time of franchise renewal. The cable television industry has undergone significant consolidation in recent years. At the same time, the number of United States communities that have not awarded cable television franchises has rapidly diminished, and the competition for new franchises and for renewal of existing franchises, has intensified. Furthermore, certain regulations restricting competition in the industry have recently been relaxed or rescinded, reflecting current and future policy objectives of the FCC and in Congress to increase competition to cable television. See "Business Regulation." As a result of the foregoing, it may be expected that the Company will encounter increased competition from other entities having substantially greater resources than the Company.

     Competition for the Company's cable services arises from numerous alternative entertainment and information sources such as movie theaters, broadcast television stations, direct broadcast satellites and home satellite receivers, wireless cable systems, video cassette recorders, and other sources of home entertainment. Advances in communications technology and changes in the marketplace are constantly occurring. Due to changes in technology and regulatory policies encouraging competition, the Company anticipates significantly increased competition, particularly from direct broadcast satellite systems, as well as telephone companies, providing video programming to subscribers. As discussed below, the Telecommunications Act of 1996 ("1996 Telecom Act") now allows well financed local telephone companies and electric utility companies to provide video services in competition with services provided by cable systems.

REGULATION

     General. Cable television systems are regulated extensively by federal, local and sometimes state authorities. Local and state regulations generally relate to the awarding of franchises, rate regulation, customer service standards and other operational requirements.

FEDERAL REGULATION

     General. Federal regulation of cable television systems is affected primarily through the Federal Communications Commission ("FCC"). Regulations promulgated by the FCC contain detailed provisions relating to virtually all aspects of the cable industry including rate regulations, must carry and retransmission consent for carriage of broadcast signals, technical standards, customer service standards, competition, programming, franchise issues, commercial leased access channels, ownership of cable television systems, non-duplication of network programming, syndicated program exclusivity, sports program blackouts, equal employment opportunities, comprehensive reporting requirements, signal leakage standards and other matters. The FCC is authorized to impose monetary fines on cable system operators for violations of FCC rules and may also issue cease and desist orders.

  Cable Communications Policy Act of 1984; the Cable Television Consumer Protection and Competition Act of 1992; and the Telecommunications Act of 1996.

     On October 11, 1984, Congress passed the Cable Communications Policy Act of 1984 ("Cable Act of 1984"). A major objective of Congress in passing that law was to clarify the regulatory relationship between franchisers and cable operators. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 ("Cable Act of 1992"), which expands the scope of cable industry regulation beyond that imposed by the Cable Act of 1984. The 1996 Telecom Act was signed into law on February 8, 1996. This new law alters the regulatory structure governing the nations's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable regulation. Provisions of these laws which the Company believes may have a significant impact on its operations are summarized below.

  Rate Regulations

     All of the Company's cable systems are or will be subject to rate regulation. Pursuant to the Cable Act of 1992, the FCC has established rate standards and procedures governing regulation of basic cable service rates. Franchising authorities may "certify" to the FCC that they will follow the FCC standards and procedures in regulating basic rates and, once such certification is made, the franchising authorities will assume rate regulation authority over basic rates. The Cable Act of 1992, also requires that the FCC, upon complaint from a franchising authority, review the "reasonableness" of rates for additional tiers of cable service. However, the 1996 Telecom Act sunsets FCC rate regulation of such additional tiers of service as of March 31, 1999. Only rates for premium pay channels and single event pay-per-view services are excluded entirely from rate regulation. Additionally, the Cable Act of 1992, imposes rate regulation pursuant to an FCC formula for the sale and lease of cable equipment such as converters, remote controls and additional outlets "on the basis of actual cost". It is impossible to predict the exact impact of rate regulation upon existing and future rates of the Company, but such rate regulation could result in denial of requested rate increases and in reduction of existing rate levels.

     The Cable Act of 1992, prohibits cable systems which have addressable technology and addressable converters in place from requiring cable subscribers to purchase service tiers above the basic level of service as a condition to purchasing premium movie channels. If cable systems do not have such addressable technology or addressable converters in place, they are given until December 2002, to comply.

  Retransmission Consent

     The Cable Act of 1992, establishes a choice for broadcasters between "must carry" rights (as described below) or "retransmission consent" rights. As of October 1993, cable operators are required to secure permission from broadcasters that have selected retransmission consent before retransmitting the broadcaster's television signals. Local and distant broadcasters can require cable operators to make payments as a condition to granting such consent for carriage of the broadcast stations on the Company's cable systems.

     The Cable Act of 1992, imposes obligations to carry "local" broadcast stations should such stations choose a "must carry" right as opposed to the "retransmission consent" right described above. Generally, the cable operator must dedicate up to approximately one-third of its channel capacity for carriage of commercial television stations and additional channels for non-commercial television stations. The constitutionality of these must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

  Programming Costs and Exclusivity

     Pursuant to the Cable Act of 1992, the FCC has adopted regulations regarding the sale and acquisition of cable programming in which a cable operator has an attributable interest. The legislation and the subsequent FCC regulations preclude most exclusive programming contracts, limit to some degree "volume discounts" for programming that can be offered to affiliated cable operators, and require that such cable programmers make their programming services available to competing video technologies such as wireless cable systems and direct to the home broadcast satellite operators on terms and conditions that do not discriminate against such competing technologies.

  Ownership Restrictions and Market Entry

     The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban and the FCC's video dialtone regulations. This allows local exchange carriers ("LECs"), including the Bell Operating Companies, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

     The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

     The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review.

     The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that local franchising authorities ("LFAs") may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the cable operator provides telecommunications service, as well as cable service, over its facilities.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

  Customer Service/Technical Standards

     Pursuant to the Cable Act of 1992, the FCC has adopted regulations establishing comprehensive standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

  Access Channels

     LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC is now reconsidering its rules, and proposed revisions could reduce rates significantly and make commercial leased access a more attractive option to third party programmers. Should this occur, the Company's control over its channel line-up would be reduced and the quality of that line-up might decline.

  Other Provisions

     The Cable Act of 1992, contains a host of other regulatory provisions. Together with the Cable Act of 1984, and the 1996 Telecom Act, the comprehensive regulatory framework for cable television systems has been created. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC, can subject the operator to substantial monetary penalties and other significant sanctions.

     The majority of the Cable Act of 1984, remains in place. The Cable Act of 1984 continues to: (a) affirm the right of franchising authorities to award one or more franchises for cable; (b) require cable television systems with 36 or more "activated" channels to reserve a percentage of such channels for commercial use by unaffiliated third parties; (c) permit franchise authorities to require the cable operator to provide channel capacity, equipment and facilities for public, educational and government access; (d) provide subscribers an opportunity to lock out offensive channels from personal reception; (e) establish a federal policy for use of subscriber lists and subscriber information; (f) establish civil and criminal liability for unauthorized reception or interception of programming offered over a cable television system or satellite delivered services; and (g) contain provisions governing cable operator's compliance with equal employment opportunity programs.

     Many of the specific obligations imposed on cable television systems under these laws and regulations are complex, burdensome and will continue to increase the Company's cost of doing business. Various provisions of the Cable Acts of 1984 and 1992, and the 1996 Telecom Act, have been appealed in the courts. The outcome of some of those appeals and the potential impact on the legislation and the Company is uncertain. In addition, the constitutionality of various aspects of the cable television franchising process has been called into question by recent court decisions. See "Business -- Franchises".

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

     Carriage of any television broadcast station by a cable system in a manner inconsistent with applicable FCC regulations, the Copyright Act, or copyright regulations, can subject the cable system operator to full copyright liability, including a potential copyright infringement action for material damages and suspension of the operator's compulsory license. Cable systems do not receive a compulsory license and are subject to the general copyright laws, with respect to the transmission of non-broadcast programming.

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

EMPLOYEES

     On October 31, 1996, the Company had 1,523 full-time employees, none of whom was represented by a union. The Company has not experienced any work stoppages and considers its employee relations to be good.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ form those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in laws or regulations.

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

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) Price Range of Common Stock

     The Company's common stock is traded in the over-the-counter market and is quoted on the NASDAQ National Market System under the symbol "TCAT". The following table shows the range of high and low bids for the common stock of the Company in the over-the-counter market for each fiscal quarter beginning with the quarter ended January 31, 1995, as reported by NASDAQ. The quotations represent prices in the over-the-counter market between dealers in securities, and do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

QUARTER ENDED                                                     HIGH      LOW
-------------                                                    ------    ------
 01/31/95......................................................  $23.56    $21.25
 04/30/95......................................................   27.13     22.25
 07/31/95......................................................   30.75     24.38
 10/31/95......................................................   32.00     28.13
 01/31/96......................................................   30.88     26.50
 04/30/96......................................................   33.75     27.38
 07/31/96......................................................   30.25     25.13
 10/31/96......................................................   27.25     24.25

  (b) Approximate Number of Equity Security Holders

                                                           APPROXIMATE NUMBER OF
                                                              EQUITY HOLDERS
                    TITLE OF CLASS                       (AS OF DECEMBER 31, 1996)
                    --------------                       -------------------------
Common Stock $0.10 Par Value...........................            3,600

  (c) Dividends

     During the fiscal year ended October 31, 1996, cash dividends were paid to shareholders in the amount of $13,846,432 ($.14 per share paid in January, April, July and October, 1996). During the prior fiscal year, $11,787,622 in cash dividends were paid to shareholders ($.12 per share paid in January, April, July, and October, 1995). At the December 11, 1996, regularly scheduled Board of Directors meeting, a cash dividend of $.16 per share for the quarter ending January 31, 1997, was declared. This dividend was payable January 22, 1997, to shareholders of record as of January 8, 1997.

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

                                                         YEAR ENDED OCTOBER 31,
                                          ----------------------------------------------------
                                            1996       1995     1994(1)      1993       1992
                                          --------   --------   --------   --------   --------
                                                (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Operations for the periods indicated:
  Total Revenues........................  $253,308   $190,708   $162,300   $152,291   $138,839
  Costs and Expenses....................   218,368    159,419    141,225    131,842    123,850
  Net Income............................    34,940     31,289     21,075     20,449     14,989
  Earnings per share of Common Stock....      1.41       1.27       0.86       0.83       0.61
Financial position at the end of the
  periods indicated:
  Total Assets..........................   663,997    454,089    286,213    288,077    289,889
  Term Debt.............................   314,493    262,213    126,447    143,253    163,319
Total Shareholders' Equity..............   146,332    118,148     98,897     90,251     77,957
Cash Dividends per Common Share.........      0.56       0.48       0.44       0.40       0.34

---------------

(1) The Company adopted Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes", during the first quarter of 1994 by recognizing a one-time cumulative effect adjustment which reduced net income by $1.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following historical table sets forth for the periods indicated certain items in the Selected Financial Data as a percentage of total revenues.

                                                              PERCENTAGE OF REVENUES FOR
                                                                YEAR ENDED OCTOBER 31,
                                                              ---------------------------
                                                               1996      1995      1994
                                                              -------   -------   -------
Revenues from:
  Basic and expanded basic subscriptions....................     65.7%     66.7%     68.5%
  Premium subscriptions.....................................     14.9      17.1      18.0
  Advertising...............................................     14.5      10.9       8.5
  Other sources.............................................      4.9       5.3       5.0
                                                                -----     -----     -----
                                                                100.0%    100.0%    100.0%
Operating expenses:
  Salaries, wages and benefits..............................     17.2%     17.2%     18.1%
  Programming costs.........................................     24.4      23.0      22.5
  Other operating expenses..................................      3.3       3.4       3.6
  Selling, general and administrative.......................      7.9       7.0       6.8
  Depreciation and amortization.............................     14.8      14.9      20.7
                                                                -----     -----     -----
          Total operating expenses..........................     67.6%     65.5%     71.7%

                                                                  YEAR ENDED
                                                                 OCTOBER 31,
                                                              ------------------
                                                              1996   1995   1994
                                                              ----   ----   ----
Operating income............................................  32.4%  34.5%  28.3%
  Other income..............................................   0.1    0.2    1.0
  Interest expense..........................................   8.6    7.3    6.0
  Minority interest.........................................   1.3    0.0    0.0
  Income tax................................................   8.8   11.0    9.2
  Cumulative effect of change in accounting principle.......   0.0    0.0    1.1
  Net income................................................  13.8   16.4   13.0

RESULTS OF OPERATIONS

     General. During the past three years, the Company has experienced increases in revenues, operating income and net income reflecting increased subscriptions due to internal growth, the acquisition and construction of additional systems and subscription rate increases. During the period from November 1, 1993 through October 31, 1996, revenues, operating income and net income increased at average annual growth rates of approximately 19%, 24% and 21%, respectively.

1996 COMPARED TO 1995

     Fiscal year 1996 revenue increased by 33% over 1995 revenues. Approximately 14% of the revenue increase was the result of increased revenue from existing customers, 11% from internal growth in advertising revenue, 15% from advertising acquisitions and 60% from cable acquisitions. The Company's revenue from advertising increased 77%, revenue from basic and expanded basic services increased 32%, revenue from premium services increased 13% and revenue from pay per view increased 62%.

     Operating expenses increased 37% in 1996 compared to 1995. Programming costs increased 41%, salaries, wages and benefits 33%, other operating expenses 27%, selling, general and administrative 49% and depreciation and amortization 32%. The increases were primarily the result of acquisitions.

     Interest expense increased 58% as a result of borrowings under the Company's bank lines of credit to finance the Company's acquisition of cable television properties. See Note 9 to the consolidated financial statements.

     Minority interest in earnings was $3.2 million for 1996. This amount is the 25% minority partner's share of the earnings of TCA Cable Partners. See Note 9 to the consolidated financial statements.

     The Company's net income increased 12%. Earnings per share increased from $1.27 to $1.41 per share.

1995 COMPARED TO 1994

     Fiscal year 1995 revenue increased by 17% over 1994 revenues. Approximately 31% of the revenue increase was the result of increased revenue from existing customers, 10% from internal growth in the number of subscribers, 24% from additional advertising revenue and 35% from acquisitions. The Company's revenue from advertising increased 38%, revenue from basic and expanded basic services, increased 14% and revenue from premium services increased 10%.

     Operating expenses increased 7% in 1995 compared to 1994. Programming costs increased 20%, salaries, wages and benefits 12%, other operating expenses 14%, selling, general and administrative 21% and depreciation and amortization decreased 16%.

     The Company's other income decreased $1,309,000. Other income for 1994 includes a pre-tax gain of $1,459,000 from the sale of two cable television properties. Other income also includes losses of $543,000 for 1995 from the Company's investment in affiliates reported under the equity method.

     Interest expense increased 42% as a result of borrowing under the Company's bank lines of credit and a $100 million private placement, as described in Note 4 to the consolidated financial statements, made to finance the Company's acquisition of cable television properties. The Company's net income increased 48%. Earnings per share increased from $0.86 to $1.27 per share.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital expenditures, other than for acquisitions, during fiscal 1996 were primarily directed at cable system construction, upgrading and rebuilding, and purchases of converters to be furnished to subscribers. Approximately $45.9 million of internally generated funds was spent for system upgrading and expansion during fiscal 1996. The Company anticipates no increase in the amount of capital expenditures needed for system upgrading and expansion during 1997 compared to 1996. Approximately $78.1 million, $150.7 million and $3.1 million was spent on acquisitions in fiscal years 1996, 1995 and 1994, respectively. All of the funds were obtained from bank lines of credit and a $100 million private placement.

     The Company anticipates paying approximately $21 million and $15.9 million in interest expense and dividends, respectively, during fiscal 1997. The Company does not anticipate a material negative effect on liquidity on account of the payment of such items.

     The Company's net cash provided by operating activities during the most recent fiscal year increased to $90.5 million, up from $68.2 million in fiscal 1995 and $60.5 million in fiscal 1994. The increase is a result of increased revenue per subscriber, increased advertising revenue and acquisitions, as more fully explained above with respect to the Company's results of operations.

     At October 31, 1996, the Company had $177.5 million borrowed under its revolving credit agreements with eleven banks which provide for total credit of up to $228 million. The revolving credit agreements provide for interest at prime or LIBOR.

     During fiscal 1996, 1995 and 1994, the Company borrowed approximately $157.6 million, $315.8 million and $73.7 million, respectively, and repaid approximately $105.3 million, $180.0 million and $90.5 million respectively. At October 31, 1996, the Company had total outstanding term debt of approximately $314.5 million, bearing interest at a weighted average rate of approximately 6.8%.

     Under terms of the Company's current term debt, the Company will have scheduled debt maturities of approximately $35.0 million, $12.2 million, $61.5 million, $54.2 million and $56.8 million in fiscal 1997, 1998, 1999, 2000 and 2000, respectively. The Company believes that cash flow from operations and its ability to obtain financing will be adequate to fund these debt maturities.

     Two measures of liquidity are debt to cash flow and interest coverage ratios. Debt to cash flow is the ratio of debt to operating income before depreciation and amortization. The Company's debt to cash flow ratio was 2.6 to 1, 2.5 to 1, and 1.6 to 1 at October 31, 1996, 1995 and 1994, respectively. Interest coverage is the ratio of operating income before depreciation and amortization to interest expense. The Company's interest coverage ratio was 557%, 773% and 816% for 1996, 1995 and 1994, respectively.

     Expenditures for rebuilding, upgrading and maintaining the Company's cable systems and for converter purchases have been financed principally with cash flow from operations and through bank borrowing and seller financing.

     The Company believes that net cash provided by operating activities and the Company's ability to obtain additional financing will provide adequate sources of short-term and long-term liquidity in the future.

     On December 18, 1996, the Company, through TCA Cable Partners, signed an agreement with two affiliates of TCI Communications, Inc. to acquire the assets of cable television systems serving approximately 29,500 subscribers in Northeastern Arkansas. TCA will serve approximately 21,000 subscribers in Jonesboro, Arkansas and surrounding areas. TCA will assign its right to serve the remaining 8,500 subscribers to Friendship Cable Arkansas, Inc.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 16 to the consolidated financial statements for the impact of recently issued accounting pronouncements.

INFLATION

     The net impact of inflation on operations has not been material in the last three years due to the relatively low rates of inflation during this period. If the rate of inflation increases the Company may increase customer rates to keep pace with the increase in inflation, although there may be timing delays.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included under Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

     The information called for by Item 10, Directors and Executive Officers of the Registrant, Item 11, Executive Compensation, Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, is hereby incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 21, 1997, which shall be filed with Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following consolidated financial statements of TCA Cable TV, Inc. and Subsidiaries, otherwise includable under Item 8, are included in this Item 14.

                                                                        PAGES
                                                                        -----
14(a)(1)  TCA CABLE TV, INC. AND SUBSIDIARIES FINANCIAL STATEMENTS:
  (i)     Report of Independent Accountants...........................  F1
  (ii)    Consolidated Balance Sheets as of October 31, 1996 and
          1995........................................................  F2
  (iii)   Consolidated Statements of Operations for the years ended
          October 31, 1996, 1995 and 1994.............................  F3
  (iv)    Consolidated Statements of Shareholders' Equity for the
          years ended October 31, 1996, 1995 and 1994.................  F4
  (v)     Consolidated Statements of Cash Flows for the years ended
          October 31, 1996, 1995 and 1994.............................  F5-F6
  (vi)    Notes to Consolidated Financial Statements..................  F7-F14

14(a)(2)  FINANCIAL STATEMENT SCHEDULES:
          None

14(a)(3)  EXHIBITS
 2(a)     Asset Exchange Agreement dated June 20, 1996 between TCA
          Cable Partners and Communications Services, Inc. *1, *7
 3(a)     Articles of Incorporation and Bylaws. *2
 3(b)     Articles of Amendment to Articles of Incorporation. *3
 3(c)     Articles of Amendment to Articles of Incorporation. *3
 3(d)     Articles of Amendment to Articles of Incorporation. *4
 4(a)     Form of Stock Certificate. *2
 9        None.
10(a)     General Partnership Agreement by and between TAL Financial
          Corporation and DR Partners dated December 13, 1995. *5
10(b)     Restated and Amended General Partnership Agreement of TCA
          Cable Partners dated as of April 11, 1996. *6
11        None.
12        None.
13        None.
16        None.
18        None.
21        Subsidiaries of the Registrant. *1
22        None.
23        Consent of Coopers & Lybrand L.L.P. *1
24        None.
27        Financial Data Schedule. *1
28        None.
99        None.

---------------

*1  Filed herewith.

*2 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated by reference herein.

*3 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated by reference herein.

*4 Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27, 1994, and incorporated by reference herein.

*5 Previously filed as an exhibit to Registrant's Form 10-K for fiscal year ended October 31, 1995, filed January 29, 1996, and incorporated by reference herein.

*6  Previously filed as an exhibit to Registrant's Form 8-K/A, filed July 15,
     1996 and incorporated by reference herein.

*7  Certain schedules and exhibits to this Agreement have been omitted. The
     Registrant will furnish a copy of any omitted schedule or exhibit to the Commission upon request.

14(b)  REPORTS ON FORM 8-K:

       None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                               TCA CABLE TV, INC.
                                  (REGISTRANT)

Dated: January 22, 1997                           /s/ ROBERT M. ROGERS
                                            ------------------------------------
                                                      Robert M. Rogers
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ ROBERT M. ROGERS                   Chairman and Chief Executive    January 22, 1997
-----------------------------------------------------    Officer
                  Robert M. Rogers

                 /s/ FRED R. NICHOLS                   President, Chief Operating      January 22, 1997
-----------------------------------------------------    Officer and Director
                   Fred R. Nichols

                /s/ WAYNE J. MCKINNEY                  Director                        January 22, 1997
-----------------------------------------------------
                  Wayne J. McKinney

                  /s/ BEN R. FISCH                     Director                        January 22, 1997
-----------------------------------------------------
                 Ben R. Fisch, M.D.

                /s/ KENNETH S. GUNTER                  Director                        January 22, 1997
-----------------------------------------------------
                  Kenneth S. Gunter

                /s/ RANDALL K. ROGERS                  Director                        January 22, 1997
-----------------------------------------------------
                  Randall K. Rogers

                /s/ A. W. RITER, JR.                   Director                        January 22, 1997
-----------------------------------------------------
                  A. W. Riter, Jr.

                /s/ JAMES F. ACKERMAN                  Director                        January 22, 1997
-----------------------------------------------------
                  James F. Ackerman

                  /s/ FRED W. SMITH                    Director                        January 22, 1997
-----------------------------------------------------
                    Fred W. Smith

                /s/ JIMMIE F. TAYLOR                   Vice President, Chief           January 22, 1997
-----------------------------------------------------    Financial Officer and
                  Jimmie F. Taylor                       Treasurer

                 /s/ SABRINA A. WARR                   Controller, TCA Management      January 22, 1997
-----------------------------------------------------    Company
                   Sabrina A. Warr

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
TCA Cable TV, Inc.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCA Cable TV, Inc. and Subsidiaries as of October 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the consolidated financial statements, in 1994, the Company changed its method of accounting for income taxes.

COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 17, 1997

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1996 AND 1995

                                     ASSETS

                                                                  1996             1995
                                                              -------------    -------------
Cash........................................................  $   3,473,443    $   1,260,274
                                                              -------------    -------------
Accounts receivable, subscribers............................     12,408,291        7,973,959
                                                              -------------    -------------
Accounts receivable, other..................................        666,957          879,268
                                                              -------------    -------------
Income tax receivable.......................................      1,001,709          932,306
                                                              -------------    -------------
Notes receivable, affiliates................................         80,000        2,500,000
                                                              -------------    -------------
Investments.................................................      4,714,629        1,680,163
                                                              -------------    -------------
Property, plant and equipment, at cost:
  Land......................................................      3,313,883        2,888,678
  Distribution systems......................................    340,766,176      293,134,397
  Transportation equipment..................................      9,686,330        7,800,092
  Other.....................................................     32,386,113       26,668,443
                                                              -------------    -------------
                                                                386,152,502      330,491,610
  Less accumulated depreciation.............................   (186,892,042)    (178,722,319)
                                                              -------------    -------------
                                                                199,260,460      151,769,291
                                                              -------------    -------------
Other assets:
  Intangibles, net of accumulated amortization of
     $84,660,150 and $72,601,115, respectively..............    441,189,861      285,521,922
  Prepaid expenses..........................................      1,201,281        1,571,753
                                                              -------------    -------------
                                                                442,391,142      287,093,675
                                                              -------------    -------------
                                                              $ 663,996,631    $ 454,088,936
                                                              =============    =============

                                        LIABILITIES

Accounts payable............................................  $  12,137,215    $   6,496,407
Accrued expenses............................................     14,671,323       15,195,324
Subscriber advance payments.................................      4,909,936        3,856,362
Deferred income taxes.......................................     59,580,000       48,180,000
Term debt...................................................    314,492,583      262,213,055
                                                              -------------    -------------
                                                                405,791,057      335,941,148
                                                              -------------    -------------
Redeemable minority interest................................    111,873,245               --
                                                              -------------    -------------
Contingencies and commitments

                                    SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued.
Common stock, $.10 par value, 60,000,000 shares authorized;
  24,931,931 and 24,782,121 shares issued, respectively.....      2,493,193        2,478,212
Additional paid-in capital..................................     49,984,093       43,704,988
Retained earnings...........................................     96,861,418       75,768,342
                                                              -------------    -------------
                                                                149,338,704      121,951,542
Less treasury stock at cost, 123,000 and 209,828 shares,
  respectively..............................................     (3,006,375)      (3,803,754)
                                                              -------------    -------------
                                                                146,332,329      118,147,788
                                                              -------------    -------------
                                                              $ 663,996,631    $ 454,088,936
                                                              =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                       1996            1995            1994
                                                   ------------    ------------    ------------
CATV revenues....................................  $253,308,282    $190,708,487    $162,300,265
Operating expenses:
  Salaries, wages and benefits...................    43,581,967      32,814,442      29,341,560
  Programming costs..............................    61,792,409      43,713,752      36,476,851
  Other operating expenses.......................     8,443,728       6,641,685       5,807,893
  Selling, general and administrative............    19,978,765      13,374,093      11,086,059
  Depreciation and amortization..................    37,523,989      28,351,802      33,635,939
                                                   ------------    ------------    ------------
                                                    171,320,858     124,895,774     116,348,302
                                                   ------------    ------------    ------------
  Operating income...............................    81,987,424      65,812,713      45,951,963
Other income.....................................       332,891         353,221       1,662,688
Interest expense.................................   (21,932,562)    (13,847,458)     (9,747,932)
Minority interest................................    (3,248,245)
                                                   ------------    ------------    ------------
  Income before income taxes.....................    57,139,508      52,318,476      37,866,719
Provision for income taxes:
  Current........................................    10,800,000      12,849,000      11,805,000
  Deferred.......................................    11,400,000       8,180,000       3,087,114
                                                   ------------    ------------    ------------
                                                     22,200,000      21,029,000      14,892,114
                                                   ------------    ------------    ------------
  Income before cumulative effect of change in
     accounting principle........................    34,939,508      31,289,476      22,974,605
Cumulative effect of change in accounting
  principle......................................                                    (1,900,000)
                                                   ------------    ------------    ------------
Net income.......................................  $ 34,939,508    $ 31,289,476    $ 21,074,605
                                                   ============    ============    ============
Earnings per common share before cumulative
  effect of change in accounting principle.......  $       1.41    $       1.27    $       0.93
Cumulative effect of change in accounting
  principle......................................                                         (0.07)
                                                   ------------    ------------    ------------
Earnings per common share........................  $       1.41    $       1.27    $       0.86
                                                   ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED OCTOBER 31, 1996, 1995, 1994

                                 COMMON STOCK ISSUED     ADDITIONAL
                               -----------------------     PAID-IN       RETAINED      TREASURY
                                 SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1993....  24,706,696   $2,470,670   $42,300,381   $ 46,023,523   $  (543,754)
  Net income.................                                            21,074,605
  Issuance of common stock...      23,179        2,318       525,044
  Stock options exercised....       3,386          338        35,424
  Cash dividends at $.44 per
     share...................                                           (10,831,640)
  Treasury stock purchased...                                                          (2,160,000)
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1994....  24,733,261    2,473,326    42,860,849     56,266,488    (2,703,754)
  Net income.................                                            31,289,476
  Issuance of common stock...      21,336        2,134       551,267
  Stock options exercised....      27,524        2,752       292,872
  Cash dividends at $.48 per
     share...................                                           (11,787,622)
  Treasury stock purchased...                                                          (1,100,000)
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1995....  24,782,121    2,478,212    43,704,988     75,768,342    (3,803,754)
  Net income.................                                            34,939,508
  Issuance of common stock in
     connection with an
     acquisition (Note 9)....     106,839       10,684     5,285,562                    2,703,754
  Other issuances of common
     stock...................      26,756        2,676       747,876
  Stock options exercised....      16,215        1,621       151,767
  Amortization of warrants
     (Note 5)................                                 93,900
  Cash dividends at $.56 per
     share...................                                           (13,846,432)
  Treasury stock purchased...                                                          (1,906,375)
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1996....  24,931,931   $2,493,193   $49,984,093   $ 96,861,418   $(3,006,375)
                               ==========   ==========   ===========   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                     1996             1995             1994
                                                 -------------    -------------    ------------
Cash flows from operating activities:
  Cash received from customers.................  $ 250,139,835    $ 185,512,723    $162,261,147
  Cash paid to suppliers and employees.........   (127,703,496)     (90,429,159)    (79,791,539)
  Other revenue received.......................        645,538          612,799         391,800
  Interest paid................................    (21,694,203)     (13,246,011)     (9,840,838)
  Income taxes paid............................    (10,869,403)     (14,276,584)    (12,522,454)
                                                 -------------    -------------    ------------
          Net cash provided by operating
            activities.........................     90,518,271       68,173,768      60,498,116
                                                 -------------    -------------    ------------
Cash flows from investing activities:
  Payments for purchases of companies and CATV
     systems...................................    (78,108,502)    (150,713,520)     (3,116,975)
  Capital expenditures.........................    (45,902,219)     (39,766,039)    (28,452,921)
  Loan to affiliate............................                      (2,500,000)
  Investment in affiliate......................     (1,000,000)
  Proceeds from sales of assets................        150,510        1,090,992       1,828,538
                                                 -------------    -------------    ------------
          Net cash used in investing
            activities.........................   (124,860,211)    (191,888,567)    (29,741,358)
                                                 -------------    -------------    ------------
Cash flows from financing activities:
  Borrowings of term debt......................    157,582,679      315,785,939      73,699,990
  Repayments of term debt......................   (105,303,151)    (180,020,230)    (90,506,034)
  Debt issuance costs..........................                        (643,750)
  Treasury stock purchased.....................     (1,906,375)      (1,100,000)     (2,160,000)
  Proceeds from stock options exercised........        153,388          295,624          35,762
  Partnership capital contributions............      3,175,000
  Partnership distributions....................     (3,300,000)
  Dividends paid...............................    (13,846,432)     (11,787,622)    (10,831,640)
                                                 -------------    -------------    ------------
          Net cash provided by (used in)
            financing activities...............     36,555,109      122,529,961     (29,761,922)
                                                 -------------    -------------    ------------
Net increase (decrease) in cash................      2,213,169       (1,184,838)        994,836
Cash at beginning of year......................      1,260,274        2,445,112       1,450,276
                                                 -------------    -------------    ------------
Cash at end of year............................  $   3,473,443    $   1,260,274    $  2,445,112
                                                 =============    =============    ============

   The accompanying notes are an integral part of the consolidated financial statements

                      TCA CABLE TV, INC. AND SUBSIDIARIES

              FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994

                                                            1996          1995          1994
                                                         -----------   -----------   -----------
Reconciliation of net income to net cash by operating
  activities:
     Net income........................................  $34,939,508   $31,289,476   $21,074,605
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation expense............................   25,464,954    20,883,186    22,039,964
       Amortization expense............................   12,059,035     7,468,616    11,595,975
       Deferred income taxes...........................   11,400,000     8,180,000     4,987,114
       (Gain) loss on sale of assets...................      (72,497)     (283,118)   (1,463,491)
       Share of losses of affiliates...................      385,144       542,875       192,603
       Minority interest in earnings...................    3,248,245
       Employee stock bonus............................      138,750
       Stock warrant amortization......................       93,900
       Contribution of common stock to retirement
          plan.........................................      611,803       553,401       527,362
       (Increase) decrease in prepaid expenses.........      370,472      (433,164)      129,034
       Increase in accounts receivable, subscribers....   (4,434,332)   (3,060,247)     (190,688)
       (Increase) decrease in accounts receivable,
          other........................................      212,311      (714,364)      296,892
       Increase in income tax receivable...............      (69,403)     (932,306)
       Increase (decrease) in subscriber advance
          payments.....................................    1,053,574       117,049      (145,322)
       Increase (decrease) in accrued expenses.........     (524,001)    3,918,597     1,563,226
       (Decrease) in income taxes payable..............                   (495,278)     (717,454)
       Increase in accounts payable....................    5,640,808     1,139,045       608,296
                                                         -----------   -----------   -----------
Net cash provided by operating activities..............  $90,518,271   $68,173,768   $60,498,116
                                                         ===========   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION:

     TCA Cable TV, Inc. (the "Company" or "TCA") owns and operates cable television ("CATV") systems in non-urban areas in Arkansas, Idaho, Louisiana, Mississippi, New Mexico, Oklahoma and Texas. The consolidated financial statements include the accounts of TAL Financial Corporation ("TAL"), a wholly-owned subsidiary of the company, and TAL's wholly-owned subsidiaries: TCA Management Company; Teleservice Corporation of America; Texas Community Antennas, Inc.; Texas Telecable, Inc.; TCA Cable of Amarillo, Inc.; Telecable Associates, Inc.; Delta Cablevision, Inc.; Sun Valley Cablevision, Inc.; VPI Communications, Inc.; Cable One Corporation; AvComm Corporation; Tele-Communications of Arkansas L.P. and Tele-Communications of Northwest Arkansas L.P. The consolidated financial statements also include the accounts of TCA Cable Partners, a partnership that is owned 75 percent by TCA and 25 percent by Donrey Media Group, a division of Stephens Group, Inc.

     All significant intercompany transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Property, Plant and Equipment:

     Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Distribution systems........................................  5-15 years
Transportation equipment....................................  5 years
Other.......................................................  5-32 years

     Maintenance and repair costs are charged to expense as incurred. Major replacements and betterments are capitalized. Upon sale or retirement, the cost and accumulated depreciation applicable to the asset is removed from the accounts and the resulting profit or loss is reflected in income.

  Income Taxes:

     The Company and its subsidiaries file a consolidated federal income tax return. During 1994, the Company adopted Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). This statement requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Net income for 1994 was reduced $1,900,000 or $.07 per share by the recognition of a one-time cumulative effect adjustment from the adoption of FAS 109.

  Intangibles:

     Intangible assets including franchises, non-compete agreements and goodwill are recorded at cost. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, which range from 5 to 40 years.

     Goodwill represents the excess of the cost of the acquisition over the fair value of the net assets acquired and is being amortized on a straight-line basis over 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by considering current operating results, estimated undiscounted future cash flows, trends and prospects.

  Investments:

     Investments in affiliates in which the Company's voting interest is 20% to 50% are accounted for under the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other

                      TCA CABLE TV, INC. AND SUBSIDIARIES
distributions are received. The Company's share of the results of operations of investees is not material. During 1996, the Company converted $2,420,000 of notes receivable affiliates to investments in affiliates.

  Reclassifications:

     Certain reclassifications have been made to the prior years financial statements to conform to the current year presentation.

  Concentration of credit risk:

     The Company maintains cash balances at several financial institutions. During the year, these balances may exceed federally insured amounts.

3. INTANGIBLE ASSETS:

     Intangible assets consists of the following October 31:

                                                       1996           1995
                                                   ------------   ------------
Covenants not to compete.........................  $ 37,911,423   $ 35,441,423
Franchises.......................................   145,192,565    145,192,565
Goodwill.........................................   342,746,023    177,489,049
                                                   ------------   ------------
                                                    525,850,011    358,123,037
Less: Accumulated amortization...................   (84,660,150)   (72,601,115)
                                                   ------------   ------------
                                                   $441,189,861   $285,521,922
                                                   ============   ============

4. TERM DEBT:

     Term debt consists of the following:

                                                                      OCTOBER 31,
                                                              ----------------------------
                                                                  1996            1995
                                                              ------------    ------------
Notes payable to three companies payable in semiannual
  installments beginning February 1993, due August 1999,
  bearing interest at 9.0%..................................  $ 36,000,000    $ 52,000,000
Notes payable to five insurance companies payable in annual
  installments beginning June 1999, due June 2005, bearing
  interest at 7.26%.........................................   100,000,000     100,000,000
Revolving bank credit, terminating June 30, 2002, with 20
  quarterly commitment reductions commencing September 1997, with interest at prime or LIBOR, unused portion of
  $45,000,000 and $116,000,000 as of October 31, 1996 and
  1995, respectively, with a commitment fee of  1/4% per
  annum on the unused portion(a)............................   155,000,000      84,000,000
Revolving bank credit, terminating June 1997, with interest
  at prime or LIBOR, unused portion of $2,500,000 and
  $300,000 as of October 31, 1996 and 1995, respectively,
  with no commitment fees(a)................................    22,500,000      24,700,000
Other.......................................................       992,583       1,513,055
                                                              ------------    ------------
                                                              $314,492,583    $262,213,055
                                                              ============    ============

---------------

(a) The weighted average interest rate on the Company's revolving bank credit at October 31, 1996 and 1995 was 6.18% and 6.64%, respectively.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

     The Company's revolving bank credit agreements and the term loan agreements contain restrictive covenants including minimum cash flow ratios. Under these covenants, the Company's dividends, capital expenditures and fixed principal payments could also be limited.

     Scheduled maturities of term debt at October 31, 1996, are as follows:

1997........................................................  $ 34,999,736
1998........................................................    12,248,631
1999........................................................    61,523,665
2000........................................................    54,291,978
2001........................................................    56,785,714
Thereafter..................................................    94,642,859
                                                              ------------
                                                              $314,492,583
                                                              ============

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

     The Company leases its headquarters building from a company partially owned by an officer and director of TCA. The annual lease expense was $318,515, $318,515 and $324,784 for 1996, 1995 and 1994, respectively.

     The Company purchased distribution system construction services from a partnership partially owned by a director of the Company. During 1996, 1995 and 1994, transactions with the partnership totaled $7,572,130, $4,603,694 and $816,705, all of which were capitalized.

     On May 1, 1996, the Company issued warrants to purchase 300,000 shares of TCA common stock at $30 per share to Stephens Group, Inc. (See Note 9) in exchange for financial advisory services to be provided over a ten year period. The warrants were valued at $1,878,000 at the issuance date using the Black Scholes method. Fifty percent of the warrants are exercisable five years from the date of issuance and the remaining 50% are exercisable ten years from the date of issuance. The value assigned to the warrants is being amortized over a ten year period with a corresponding increase in additional paid-in capital.

6. CONTINGENCIES AND COMMITMENTS:

     Annual rental expense for utility poles and tower sites for the years ended October 31, 1996, 1995 and 1994 was approximately $2,111,949, $1,434,000 and
$1,482,000, respectively.

     Rental expense for all rental agreements for the years ended October 31, 1996, 1995 and 1994 was approximately $3,215,536, $2,316,000 and $2,288,000, respectively.

     Various lawsuits are pending against the Company and its subsidiaries. The Company intends to vigorously contest the liability in all matters brought against the Company. While no assurance can be given as to the ultimate outcome, management believes the litigation will not have a material adverse effect on the results of operations or financial position of the Company.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

7. INCOME TAXES:

     The following is a reconciliation of taxes computed at the statutory federal income tax rate with the provision for income taxes in the consolidated financial statements for the three years ended October 31:

                                                         1996           1995           1994
                                                      -----------    -----------    -----------
Income before income taxes..........................  $57,139,508    $52,318,476    $37,866,719
                                                      ===========    ===========    ===========
Statutory federal rate..............................         35.0%          35.0%          35.0%
Provision for federal income taxes at the statutory
  federal rate......................................  $19,998,828    $18,311,467    $13,253,352
State income taxes..................................    1,988,949      2,671,414      1,362,000
Amortization of goodwill............................      184,610        272,654        317,300
Other...............................................       27,613       (226,535)       (40,538)
                                                      -----------    -----------    -----------
Provision for income taxes..........................  $22,200,000    $21,029,000    $14,892,114
                                                      ===========    ===========    ===========

     The deferred income taxes liability balance of $59,580,000 and $48,180,000 at October 31, 1996 and 1995, respectively, is the tax effect of temporary differences between allowable depreciation and amortization for tax purposes and depreciation and amortization provisions under generally accepted accounting principles. The Company does not have any other material temporary differences necessitating a provision for deferred income taxes.

8. EARNINGS PER COMMON SHARE:

     Earnings per common share are computed using the weighted average number of shares outstanding during the period, including common stock equivalents:
24,748,980 shares for 1996, 24,582,447 shares for 1995, and 24,638,135 shares for 1994.

9. SALES AND ACQUISITIONS:

     On October 2, 1996, the Company, through TCA Cable Partners, completed an asset exchange with Communications Services, Inc. ("CSI"), a wholly-owned subsidiary of TCI Communications, Inc. TCA Cable Partners acquired the cable television system operating in Ft. Smith, Arkansas and surrounding areas in exchange for its Vallejo, California system.

     On September 11, 1996, the Company, through TCA Cable Partners, purchased the assets of the cable television system serving approximately 8,100 subscribers in Van Buren, Alma and Barling, Arkansas. The system was acquired from subsidiaries of Classic Cable, Inc. The cost of the acquisition was approximately $12.7 million. $10 million of which relates to acquired intangibles. The system is managed by the Company's Ft. Smith, Arkansas system. The acquisition was funded by the Company's bank line of credit.

     On May 1, 1996, TCA acquired five additional cable television systems through a partnership with Donrey Media Group ("Donrey"), a division of Stephens Group, Inc. The partnership, TCA Cable Partners, is owned 75 percent by TCA and 25 percent by Donrey. The partnership is comprised of 22 systems in Arkansas and Mississippi contributed by TCA and five systems in Arkansas, Oklahoma and California contributed by Donrey. The partnership serves approximately 240,000 subscribers and is managed by TCA.

     The acquisition of the Donrey systems in exchange for a 25% interest in the partnership was valued at $109 million, $94 million of which related to acquired intangibles. The value of the Donrey systems was recorded as redeemable minority interest at the acquisition date, as Donrey has the right to require TCA to purchase their 25% partnership interest at fair market value in January 2004. TCA has a corresponding right to require Donrey to sell their 25% partnership interest to TCA at fair market value in January 2004. The estimated fair market value of the redeemable minority interest approximated the related carrying value for

                      TCA CABLE TV, INC. AND SUBSIDIARIES
financial reporting purposes as of October 31, 1996. In accordance with the partnership agreement, free cash flow, as defined, will be distributed to the partners in each year. Total partnership distributions for fiscal 1996 were $13.2 million, $3.3 million of which was distributed to Donrey.

     Also on May 1, 1996, the Company acquired Cable One Corporation ("Cable One"), a cable television advertising sales company based in Williamsport, Pennsylvania. Cable One represents approximately 200 cable television systems serving approximately 1.2 million subscribers primarily in the Northeastern United States. The Company issued 266,667 shares of its common stock (159,828 shares of which were issued from treasury), valued at $8 million at the acquisition date, for 100% of the stock of Cable One. Acquired intangibles accounted for approximately $5.8 million of the $8 million purchase price. The Company also paid $1.8 million for a non-compete agreement. Cable One is managed by TCA's advertising sales subsidiary VPI Communications, Inc.

     On December 15, 1995, the Company acquired the assets of the cable television system serving approximately 29,000 subscribers in Alexandria and Pineville, Louisiana ("Alexandria"). TCA acquired the assets of cable television systems in North Carolina and South Carolina from Star Cable Associates and simultaneously exchanged them with Time Warner Entertainment -- Advance/Newhouse Partnership for Alexandria. The cost of the acquisition was approximately $63 million, $54.9 million of which relates to acquired intangibles. The acquisition was funded by the Company's bank line of credit.

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

     On June 1, 1994, the Company acquired 50% of the common stock of TCA Communications, Inc. ("TCAC"). TCAC is a new corporation whose initial purpose is to sell long distance telephone services in the cable television communities presently served by the Company and in other adjacent markets. The acquisition was funded by the payment of $2 million in cash from operations. The remaining 50% of TCAC is owned by a privately held independent telephone company.

     These acquisitions were accounted for as purchases, and accordingly, results of operations of the acquired assets have been included in the consolidated financial statements from the dates of acquisition.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

     The pro forma operating results for the fiscal 1996 and 1995 acquisitions as though the acquisitions had been made at the beginning of 1995 are as follows:

                                                              1996            1995
                                                          ------------    ------------
                                                                  (UNAUDITED)
Revenues................................................  $264,840,593    $233,534,753
Net income..............................................    35,169,193      30,413,470
Earnings per share......................................  $       1.42    $       1.24

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

10. INCENTIVE STOCK OPTION PLAN:

     In January 1982, the company adopted an incentive stock option plan for the benefit of key employees. Under the terms of the plan, options to acquire up to 410,000 shares of common stock may be granted at no less than 100% of the fair market value on the date of grant.

     Transactions during 1996, 1995 and 1994 under this plan are summarized below:

                                                               1996       1995       1994
                                                              -------    -------    -------
Options outstanding at beginning of year....................  178,359    152,206    109,728
  Granted...................................................   67,500     66,900     47,300
  Exercised.................................................  (28,609)   (40,747)    (4,822)
  Canceled..................................................        0          0          0
                                                              -------    -------    -------
Options outstanding at end of year..........................  217,250    178,359    152,206
                                                              =======    =======    =======
Options exercisable at end of year..........................   63,200     51,034     67,231
                                                              =======    =======    =======
Average price of options:
  Granted during year.......................................  $ 28.09    $ 25.00    $ 24.45
  Exercised during year.....................................    19.01      16.81      15.98
  Outstanding at end of year................................    25.05      22.93      20.38

11. DEFERRED SAVINGS AND RETIREMENT PLAN:

     Effective September 1, 1983, the Company and several of its affiliates adopted a deferred savings and retirement plan covering all employees with at least one year of service.

     Employees may elect to contribute a portion of their compensation to the plan. The Company may contribute up to an amount equal to the employee's contributions but not in excess of three percent of the employee's earnings. The Company anticipates that all or substantially all of their discretionary and matching contributions will consist of registered shares of common stock of the Company. The Company's contributions for the years ended October 31, 1996, 1995 and 1994 were $611,803, $553,401 and $527,362, respectively.

12. UNCERTAINTIES AND USE OF ESTIMATES

     The Telecommunications Act of 1996 was signed into law on February 8, 1996. This new law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable regulation. The Company's management believes this legislation may have a significant impact on its operations and its competitive environment.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

  Use of Estimates:

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                            THREE MONTHS ENDED
                                           -----------------------------------------------------
                                           JANUARY 31     APRIL 30       JULY 31     OCTOBER 31
                                           -----------   -----------   -----------   -----------
Total revenues:
  1996...................................  $55,000,233   $57,577,680   $69,399,627   $71,330,742
  1995...................................  $43,603,643   $44,289,021   $49,525,693   $53,290,130
Operating income:
  1996...................................   19,363,883    19,439,800    21,755,887    21,427,854
  1995...................................   15,483,918    15,323,093    15,876,023    19,129,679
Net income:
  1996...................................    8,488,375     8,960,299     8,609,313     8,881,521
  1995...................................    7,737,164     7,717,958     7,524,512     8,309,842
Earnings per common share:
  1996...................................  $      0.34          0.36   $      0.35   $      0.36
  1995...................................  $      0.31          0.31   $      0.31   $      0.34

14. SEGMENT INFORMATION

     The Company operates primarily in the cable television industry. Certain subsidiaries of the Company provide cable advertising sales.

                                                       CABLE        ADVERTISING       TOTAL
                                                    ------------    -----------    ------------
YEAR ENDED OCTOBER 31, 1996
Revenues..........................................  $216,698,439    $36,609,843    $253,308,383
Operating Income..................................    73,681,306      8,306,118      81,987,424
Depreciation and amortization.....................    36,255,472      1,268,517      37,523,989
Capital expenditures, including acquisitions......    68,102,212      4,931,924      73,034,136
Identifiable assets...............................   635,971,570     28,025,061     663,996,631
YEAR ENDED OCTOBER 31, 1995
Revenues..........................................   169,993,253     20,715,234     190,708,487
Operating income..................................    59,969,449      5,843,264      65,812,713
Depreciation and amortization.....................    27,350,376      1,001,426      28,351,802
Capital expenditures, including acquisitions......    60,105,585        802,930      60,908,515
Identifiable assets...............................   441,618,510     12,470,426     454,088,936

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of the Company's term debt approximates fair value as the interest rate on such debt approximates market.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

16. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (FAS 121)

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company plans to adopt FAS 121 during the first quarter of the fiscal year ending October 31, 1997. Management does not expect the statement to have a material impact on the financial statements of the Company.

  Accounting for Stock-Based Compensation (FAS 123)

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") effective for fiscal years beginning after December 15, 1995. This statement establishes a fair value based method of accounting for stock-based compensation plans. The Company plans to adopt only the disclosure requirements of FAS 123 during the first quarter of the fiscal year ending October 31, 1997.

17. SUBSEQUENT EVENTS

     At the December 11, 1996 Director's Meeting, a cash dividend of $0.16 was declared. This dividend is to holders of record on January 8, 1997, and payable on January 22, 1997.

     On December 18, 1996, the Company, through TCA Cable Partners, signed an agreement with two affiliates of TCI Communications, Inc. to acquire the assets of cable television systems serving approximately 29,500 subscribers in Northeastern Arkansas. TCA will serve approximately 21,000 subscribers in Jonesboro, Arkansas and surrounding areas. TCA will assign its right to serve the remaining 8,500 subscribers to Friendship Cable Arkansas, Inc.

     On January 1, 1997, TCA Communications, Inc. ("TCAC"), a 50% owned affiliate of the Company, distributed certain assets of TCAC primarily related to it's long distance operations and internet operations in East Texas to Lufkin-Conroe Telecommunications Corporation ("LCT") in exchange for LCT's 50% ownership interest in TCAC. Effective January 1, 1997, TCAC is a wholly-owned subsidiary of TCA and continues to provide long distance and internet services in West Texas, New Mexico and Arkansas.

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 2              Asset Exchange Agreement dated June 20, 1996 between TCA Cable
                Partners and Communications Services, Inc. *1, *7
 3(a)           Articles of Incorporation and Bylaws. *2
 3(b)           Articles of Amendment to Articles of Incorporation. *3
 3(c)           Articles of Amendment to Articles of Incorporation. *3
 3(d)           Articles of Amendment to Articles of Incorporation. *4
 4(a)           Form of Stock Certificate.*2
 9              None.
10(a)           General Partnership Agreement by and between TAL Financial
                Corporation and DR Partners dated December 13, 1995. *5
10(b)           Restated and Amended General Partnership Agreement of TCA Cable
                Partners dated as of April 11, 1996. *6
11              None.
12              None.
13              None.
16              None.
18              None.
21              Subsidiaries of the Registrant. *1
22              None.
23              Consent of Coopers & Lybrand L.L.P. *1
24              None.
27              Financial Data Schedule. *1
28              None.

99      None

---------------

*1      Filed herewith.

*2 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated by reference herein.

*3 Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated by reference herein.

*4 Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27, 1994, and incorporated by reference herein.

*5 Previously filed as an exhibit to Registrant's Form 10-K for fiscal year ended October 31, 1995, filed January 29, 1996, and incorporated by reference herein.

*6 Previously filed as an exhibit to Registrant's Form 8-K/A, filed July 15, 1996 and incorporated by reference herein.

*7 Certain schedules and exhibits to this Agreement have been omitted. The Registrant will furnish a copy of any omitted schedule or exhibit to the Commission upon request.

14(b)   Reports on Form 8-K:
        None