Form 10-Q
period 1997-01-31
TCA CABLE TV INC
filed 1997-03-14
CIK 700997

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
    [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 1997

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

     The number of shares outstanding of each of the registrant's classes of common stock as of March 14, 1997 was:

                       24,822,790 shares of common stock

================================================================================

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION
  Consolidated Balance Sheets -- January 31, 1997 and
     October 31, 1996.......................................     3
  Consolidated Statements of Operations -- Three months
     ended January 31, 1997 and 1996........................     4
  Consolidated Statement of Shareholders' Equity -- Three
     months ended January 31, 1997..........................     5
  Consolidated Statements of Cash Flows --Three months ended
     January 31, 1997 and 1996..............................     6
  Notes to Consolidated Financial Statements................     7
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     8

PART II -- OTHER INFORMATION................................     8
  SIGNATURES................................................     9

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JANUARY 31,      OCTOBER 31,
                                                                  1997             1996
                                                              -------------    -------------
                                                               (UNAUDITED)
Cash........................................................  $   3,203,238    $   3,473,443
                                                              -------------    -------------
Accounts receivable, subscribers............................     13,862,411       12,408,291
                                                              -------------    -------------
Accounts receivable, other..................................        866,476          666,957
                                                              -------------    -------------
Income tax receivable.......................................        125,952        1,001,709
                                                              -------------    -------------
Notes receivable, affiliates................................         80,000           80,000
                                                              -------------    -------------
Investments.................................................        799,174        4,714,629
                                                              -------------    -------------
Property, plant and equipment, at cost:
  Land......................................................      3,313,883        3,313,883
  Distribution systems......................................    350,413,812      340,766,176
  Transportation equipment..................................      9,877,633        9,686,330
  Other.....................................................     34,446,696       32,386,113
                                                              -------------    -------------
                                                                398,052,024      386,152,502
  Less accumulated depreciation.............................   (194,880,631)    (186,892,042)
                                                              -------------    -------------
                                                                203,171,393      199,260,460
                                                              -------------    -------------
Other assets:
  Intangibles, net of accumulated amortization of
     $88,044,763 and $84,660,150, respectively..............    439,602,507      441,189,861
  Prepaid expenses..........................................      1,947,025        1,201,281
                                                              -------------    -------------
                                                                441,549,532      442,391,142
                                                              -------------    -------------
                                                              $ 663,658,176    $ 663,996,631
                                                              =============    =============

                                        LIABILITIES
Accounts payable............................................  $  12,567,909    $  12,137,215
Accrued expenses............................................     15,282,323       14,671,323
Subscriber advance payments.................................      3,902,936        4,909,936
Deferred income taxes.......................................     62,780,000       59,580,000
Term debt...................................................    304,847,462      314,492,583
                                                              -------------    -------------
                                                                399,380,630      405,791,057
                                                              -------------    -------------
Redeemable minority interest................................    111,967,164      111,873,245
Contingencies and commitments

                                    SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued
Common stock, $.10 par value, 60,000,000 shares authorized;
  24,939,512 and 24,931,931 shares issued, respectively.....      2,493,951        2,493,193
Additional paid-in capital..................................     50,241,046       49,984,093
Retained earnings...........................................    102,581,760       96,861,418
                                                              -------------    -------------
                                                                155,316,757      149,338,704
Less treasury stock at cost, 123,000 shares.................     (3,006,375)      (3,006,375)
                                                              -------------    -------------
                                                                152,310,382      146,332,329
                                                              -------------    -------------
                                                              $ 663,658,176    $ 663,996,631
                                                              -------------    -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
CATV revenues...............................................  $73,489,288    $55,000,233
                                                              -----------    -----------
Operating expenses:
  Salaries, wages and benefits..............................   13,148,530      9,194,144
  Programming costs.........................................   18,353,803     12,774,532
  Other operating expenses..................................    2,111,081      1,812,912
  Selling, general and administrative.......................    6,389,862      3,591,005
  Depreciation and amortization.............................   10,672,638      8,263,757
                                                              -----------    -----------
                                                               50,675,914     35,636,350
                                                              -----------    -----------
  Operating income..........................................   22,813,374     19,363,883
Other income................................................      261,811         92,532
Interest expense............................................   (5,443,493)    (5,368,040)
Minority interest...........................................   (1,743,919)
                                                              -----------    -----------
  Income before income taxes................................   15,887,773     14,088,375
                                                              -----------    -----------
Provision for income taxes:
  Current...................................................    3,001,005      3,200,000
  Deferred..................................................    3,200,000      2,400,000
                                                              -----------    -----------
                                                                6,201,005      5,600,000
                                                              -----------    -----------
  Net income................................................    9,686,768      8,488,375
                                                              ===========    ===========
Earnings per common share...................................  $      0.39    $      0.34
                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                     COMMON STOCK ISSUED     ADDITIONAL
                                   -----------------------     PAID-IN       RETAINED      TREASURY
                                     SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK
                                   ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1996........  24,931,931   $2,493,193   $49,984,093   $ 96,861,418   $(3,006,375)
  Net income for the three months
     ended January 31, 1997......                                             9,686,768
  Issuance of common stock.......       7,070          707       202,797
  Stock options exercised........         511           51         7,206
  Cash dividends at $.16 a
     share.......................                                            (3,966,426)
  Amortization of warrants.......                                 46,950
                                   ----------   ----------   -----------   ------------   -----------
Balance, January 31, 1997........  24,939,512   $2,493,951   $50,241,046   $102,581,760   $(3,006,375)
                                   ==========   ==========   ===========   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Cash flows from operating activities:
  Net income................................................  $  9,686,768    $  8,488,375
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation expense...................................     7,288,025       6,047,465
     Amortization expense...................................     3,384,613       2,216,292
     Share of (earnings) losses of affiliates...............      (189,358)
     Minority interest in earnings..........................     1,743,919
     Stock warrant amortization.............................        46,950          41,862
     Deferred income taxes..................................     3,200,000       2,400,000
     Contribution of common stock to retirement plan........       203,504          97,171
     Change in accounts receivable, subscribers.............    (1,454,120)        796,666
     Change in accounts receivable, other...................      (199,519)       (261,192)
     Change in income tax receivable........................       875,757         932,306
     Change in prepaid expenses.............................      (745,744)       (662,779)
     Change in accounts payable.............................       430,693       3,349,384
     Change in accrued expenses.............................       611,000      (2,179,858)
     Change in subscriber advance payments..................    (1,007,000)       (346,685)
     Change in income taxes payable.........................                     2,121,361
                                                              ------------    ------------
          Net cash provided by operating activities.........    23,875,488      23,040,368
                                                              ------------    ------------
Cash flows from investing activities:
  Cash paid for acquisitions................................                   (60,759,941)
  Capital expenditures......................................    (9,830,225)    (10,967,272)
  Loan to affiliate.........................................                      (500,000)
  Distribution from affiliate...............................       938,823
                                                              ------------    ------------
          Net cash used in investing activities.............    (8,891,402)    (72,227,213)
                                                              ------------    ------------
Cash flows from financing activities:
  Borrowings of term debt...................................    10,499,990      73,500,000
  Repayments of term debt...................................   (20,145,111)    (19,762,099)
  Proceeds from stock options exercised.....................         7,257          39,425
  Partnership distributions.................................    (1,650,000)
  Dividends paid............................................    (3,966,427)     (3,447,711)
                                                              ------------    ------------
          Net cash provided by (used in) financing
            activities......................................   (15,254,291)     50,329,615
                                                              ------------    ------------
Net increase (decrease) in cash.............................      (270,205)      1,142,770
Cash at beginning of period.................................     3,473,443       1,260,274
                                                              ------------    ------------
Cash at end of period.......................................  $  3,203,238    $  2,403,044
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

    The financial statements as of January 31, 1997 and for the three month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the three months ended January 31, 1997, are not necessarily indicative of the operating results to be expected for the full year.

C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,842,267 shares and 24,613,254 shares for 1997 and 1996, respectively.

D. On January 1, 1997, TCA Communications, Inc. ("TCAC"), a 50% owned affiliate of the Company distributed certain assets of TCAC primarily related to its long distance operations and Internet operations in East Texas to Lufkin-Conroe Telecommunications Corporation ("LCT") in exchange for LCT's 50% ownership interest in TCAC. Effective January 1, 1997, TCAC is a wholly-owned subsidiary of TCA and continues to provide long distance and Internet services in West Texas, New Mexico and Arkansas.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     RESULTS OF OPERATIONS -- Comparison of the three-month period ended January 31, 1997, with the same three-month period of the prior year reveals increases in revenues, operating income and net income. Revenues, operating income, and net income increased by approximately 34%, 18% and 14%, respectively.

     Approximately 30% of the revenue increase was attributable to internal growth and 70% from acquisitions. The Company's basic subscribers increased from 602,773 at January 31, 1996 to 671,099 at January 31, 1997, or approximately 11%. All of the increase was the result of acquisitions. Average advertising revenue per customer increased from $3.53 to $6.98 or approximately 98%. Average cable revenue per customer increased from $27.63 to $31.32 or approximately 13%.

     Operating expenses increased approximately 42% during the first quarter of fiscal 1997 as compared to the first quarter of fiscal 1996. Salaries, wages and benefits increased 43%. Programming costs and other operating expenses increased 44% and 16%, respectively. Selling, general and administrative expenses increased 78%. Depreciation and amortization increased 29%. Approximately 70% of the increase in operating expenses was from acquisitions.

     Interest expense increased approximately 1% as a result of borrowings made to finance the Company's acquisition of cable television properties. The Company's weighted average interest rate was 6.90% and 7.09% at January 31, 1997 and 1996, respectively.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit A

        2.1. ASSET PURCHASE AND SALE AGREEMENT dated December 20, 1996 between TCA Cable Partners and East Arkansas Cablevision, Inc. and Lawrence County Cable Partners

     (b) No report on Form 8-K has been filed during the quarter for which this report is filed.

     (c) Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                                   TCA CABLE TV, INC.

Date: March 14, 1997                                           /s/ ROBERT M. ROGERS
                                                   --------------------------------------------
                                                                Robert M. Rogers,
                                                       Chairman and Chief Executive Officer

Date: March 14, 1997                                           /s/ JIMMIE F. TAYLOR
                                                   --------------------------------------------
                                                                Jimmie F. Taylor,
                                                        Vice President, CFO and Treasurer

                                 EXHIBIT INDEX

        EXHIBIT
        -------

          2.1            -- ASSET PURCHASE AND SALE AGREEMENT dated December 20, 1996 between TCA Cable Partners and East Arkansas Cablevision,
                            Inc. and Lawrence County Cable Partners
         27              -- Financial Data Schedule