Form 10-Q
period 1997-04-30
TCA CABLE TV INC
filed 1997-06-16
CIK 700997

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1997

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

                                Yes [X]   No [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of June 6, 1997 was:

                       24,841,706 shares of common stock

================================================================================

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION
  Consolidated Balance Sheets -- April 30, 1997 and October       3
     31, 1996...............................................
  Consolidated Statements of Operations -- Three and Six          4
     months ended April 30, 1997 and 1996...................
  Consolidated Statement of Changes in Shareholders'              5
     Equity -- Six months ended April 30, 1997..............
  Consolidated Statements of Cash Flows -- Six months ended       6
     April 30, 1997 and 1996................................
  Notes to Consolidated Financial Statements................      7
  Management's Discussion and Analysis of Financial               9
     Condition and Results of Operations....................
PART II -- OTHER INFORMATION................................     12
  SIGNATURES................................................     13

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                APRIL 30,      OCTOBER 31,
                                                                  1997            1996
                                                              -------------   -------------
                                                                       (UNAUDITED)
Cash........................................................  $   2,392,599   $   3,473,443
                                                              -------------   -------------
Accounts receivable, subscribers............................     14,793,988      12,408,291
                                                              -------------   -------------
Accounts receivable, other..................................        457,073         666,957
                                                              -------------   -------------
Income tax receivable.......................................      1,744,078       1,001,709
                                                              -------------   -------------
Notes receivable, affiliates................................         80,000          80,000
                                                              -------------   -------------
Investments, at cost........................................        625,709       4,714,629
                                                              -------------   -------------
Property, plant and equipment, at cost:
  Land......................................................      4,111,347       3,313,883
  Distribution systems......................................    367,153,641     340,766,176
  Transportation equipment..................................     10,742,630       9,686,330
  Other.....................................................     36,540,282      32,386,113
                                                              -------------   -------------
                                                                418,547,900     386,152,502
  Less accumulated depreciation.............................   (202,383,233)   (186,892,042)
                                                              -------------   -------------
                                                                216,164,667     199,260,460
                                                              -------------   -------------
Other assets:
  Intangibles, net of accumulated amortization of
     $91,511,826 and $84,660,150, respectively..............    471,557,636     441,189,861
  Prepaid expenses..........................................      2,211,157       1,201,281
                                                              -------------   -------------
                                                                473,768,793     442,391,142
                                                              -------------   -------------
                                                              $ 710,026,907   $ 663,996,631
                                                              =============   =============

                                        LIABILITIES
Accounts payable............................................  $  14,508,641   $  12,137,215
Accrued expenses............................................     16,769,639      14,671,323
Subscriber advance payments.................................      4,668,663       4,909,936
Deferred income taxes.......................................     65,780,000      59,580,000
Term debt...................................................    328,258,249     314,492,583
                                                              -------------   -------------
                                                                429,985,192     405,791,057
                                                              -------------   -------------
Redeemable minority interest................................    122,283,863     111,873,245
Contingencies and commitments

                                   SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued
Common stock, $.10 par value, 60,000,000 shares authorized;
  24,949,162 and 24,931,931 shares issued, respectively.....      2,494,916       2,493,193
Additional paid-in capital..................................     50,459,029      49,984,093
Retained earnings...........................................    107,810,282      96,861,418
                                                              -------------   -------------
                                                                160,764,227     149,338,704
Less treasury stock, at cost, 123,000 shares................     (3,006,375)     (3,006,375)
                                                              -------------   -------------
                                                                157,757,852     146,332,329
                                                              -------------   -------------
                                                              $ 710,026,907   $ 663,996,631
                                                              =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                    APRIL 30,                     APRIL 30,
                                            --------------------------   ---------------------------
                                               1997           1996           1997           1996
                                            -----------   ------------   ------------   ------------
Revenues..................................  $74,983,934   $ 57,577,680   $148,473,222   $112,577,913
                                            -----------   ------------   ------------   ------------
Operating expenses:
  Salaries, wages and benefits............   14,262,737      9,841,432     27,411,267     19,035,576
  Programming costs.......................   19,976,561     13,964,412     38,330,364     26,738,944
  Other operating expenses................    2,598,909      1,769,140      4,709,990      3,582,052
  Selling, general and administrative.....    5,261,069      3,781,563     11,650,931      7,372,568
  Depreciation and amortization...........   10,969,665      8,781,333     21,642,303     17,045,090
                                            -----------   ------------   ------------   ------------
                                             53,068,941     38,137,880    103,744,855     73,774,230
                                            -----------   ------------   ------------   ------------
Operating income..........................   21,914,993     19,439,800     44,728,367     38,803,683
Other income..............................      184,925        655,047        446,736        747,579
Interest expense..........................   (5,332,655)    (5,534,548)   (10,776,148)   (10,902,588)
Minority interest.........................   (1,691,699)                   (3,435,618)
                                            -----------   ------------   ------------   ------------
  Income before income taxes..............   15,075,564     14,560,299     30,963,337     28,648,674
                                            -----------   ------------   ------------   ------------
Provision for income taxes:
  Current.................................    2,875,000      2,600,000      5,876,005      5,800,000
  Deferred................................    3,000,000      3,000,000      6,200,000      5,400,000
                                            -----------   ------------   ------------   ------------
                                              5,875,000      5,600,000     12,076,005     11,200,000
                                            -----------   ------------   ------------   ------------
  Net Income..............................  $ 9,200,564   $  8,960,299   $ 18,887,332   $ 17,448,674
                                            ===========   ============   ============   ============
Earnings per common share.................  $      0.37   $       0.36   $       0.76   $       0.70
                                            ===========   ============   ============   ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                     COMMON STOCK ISSUED     ADDITIONAL
                                   -----------------------     PAID-IN       RETAINED      TREASURY
                                     SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK
                                   ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1996........  24,931,931   $2,493,193   $49,984,093   $ 96,861,418   $(3,006,375)
  Net income for the six months
     ended April 30, 1997........                                            18,887,332
  Issuance of common stock.......      11,948        1,195       355,152
  Stock options exercised........       5,283          528        25,883
  Cash dividends at $.32 per
     share.......................                                            (7,938,468)
  Amortization of warrants.......                                 93,900
                                   ----------   ----------   -----------   ------------   -----------
Balance, April 30, 1997..........  24,949,162   $2,494,916   $50,459,029   $107,810,282   $(3,006,375)
                                   ==========   ==========   ===========   ============   ===========

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                       APRIL 30,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Cash flows from operating activities:
  Net income................................................  $ 18,887,332    $ 17,448,674
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation expense...................................    14,790,627      12,080,632
     Amortization expense...................................     6,851,676       4,964,458
     Deferred income taxes..................................     6,200,000       5,400,000
     Share of earnings of affiliates........................       (15,893)       (312,368)
     Minority interest in earnings..........................     3,435,618
     Stock warrant amortization.............................        93,900
     Contribution of common stock to retirement plan........       356,347         196,872
     Change in accounts receivable, subscribers.............    (2,385,697)        704,933
     Change in accounts receivable, other...................       209,884        (853,544)
     Change in other assets.................................    (1,009,876)       (443,135)
     Change in income tax receivable........................      (742,369)       (855,074)
     Change in accounts payable.............................     2,371,426       2,787,124
     Change in subscriber advance payments..................      (241,273)       (667,426)
     Change in accrued expenses.............................     2,098,316      (2,263,301)
                                                              ------------    ------------
          Net cash provided by operating activities.........    50,900,018      38,187,845
                                                              ------------    ------------
Cash flows from investing activities:
  Cash paid for acquisitions................................   (41,850,000)    (60,759,941)
  Capital expenditures......................................   (23,931,384)    (21,223,267)
  Loan to affiliate.........................................                      (500,000)
  Distribution from affiliate...............................       971,912
                                                              ------------    ------------
          Net cash used in investing activities.............   (64,809,472)    (82,483,208)
                                                              ------------    ------------
Cash flows from financing activities:
  Borrowings of term debt...................................    61,699,990     100,650,000
  Repayments of term debt...................................   (47,934,324)    (48,974,987)
  Proceeds from stock options exercised.....................        26,412          61,790
  Partnership capital contributions.........................    10,275,000
  Partnership distributions.................................    (3,300,000)
  Dividends paid............................................    (7,938,468)     (6,882,499)
                                                              ------------    ------------
          Net cash provided by financing activities.........    12,828,610      44,854,304
                                                              ------------    ------------
Net increase (decrease) in cash.............................    (1,080,844)        558,941
Cash at beginning of period.................................     3,473,443       1,260,274
                                                              ------------    ------------
Cash at end of period.......................................  $  2,392,599    $  1,819,215
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



     The financial statements as of April 30, 1997 and for the six month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.



     B. The consolidated statements of operations for the six months ended April 30, 1997, are not necessarily indicative of the operating results to be expected for the full year.



     C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,863,635 shares and 24,630,144 shares for 1997 and 1996, respectively.



     D. In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computation guidelines provided for in APB Opinion No. 15 Earnings Per Share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. Management does not anticipate that SFAS No. 128 will have any effect on the Company's consolidated financial statements.



     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS 129 is applicable to all entities and requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.



     E. On April 2, 1997, the Company acquired the assets of the cable television system serving approximately 21,000 subscribers in Jonesboro, Arkansas and surrounding areas. The acquisition was made through TCA Cable Partners, the TCA managed partnership with Donrey Media ("Donrey"). The system was acquired from East Arkansas Cablevision, Inc. The cost of the acquisition was approximately $42 million, $35 million of which related to acquired intangibles. The acquisition was funded by the Company's bank line of credit and a capital contribution of 10.3 million by Donrey.



     F. During the third quarter of fiscal 1997, the Company purchased the interest of its partners in Intermedia Technologies, Ltd., a cable television distribution system construction company, for approximately $932,000.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

     The Company operates primarily in the cable television industry. A wholly-owned subsidiary of the Company, VPI Communications, Inc. provides cable advertising sales.

    THREE MONTHS ENDED APRIL 30, 1997          CABLE        ADVERTISING       TOTAL
    ---------------------------------       ------------    -----------    ------------
Revenues..................................  $ 62,926,453    $12,057,481    $ 74,983,934
Operating Income..........................    31,709,960      1,174,698      32,884,658
Depreciation and amortization.............    10,521,919        447,746      10,969,665

    THREE MONTHS ENDED APRIL 30, 1996          CABLE        ADVERTISING       TOTAL
    ---------------------------------       ------------    -----------    ------------
Revenues..................................  $ 51,689,301    $ 5,888,379    $ 57,577,680
Operating Income..........................    26,928,072      1,293,061      28,221,133
Depreciation and amortization.............     8,584,291        197,042       8,781,333

     SIX MONTHS ENDED APRIL 30, 1997           CABLE        ADVERTISING       TOTAL
     -------------------------------        ------------    -----------    ------------
Revenues..................................  $123,558,040    $24,915,182    $148,473,222
Operating Income..........................    63,087,062      3,283,608      66,370,670
Depreciation and amortization.............    20,742,670        899,633      21,642,303

     SIX MONTHS ENDED APRIL 30, 1996           CABLE        ADVERTISING       TOTAL
     -------------------------------        ------------    -----------    ------------
Revenues..................................  $101,472,632    $11,105,281    $112,577,913
Operating Income..........................    52,863,855      2,984,918      55,848,773
Depreciation and amortization.............    16,651,504        393,586      17,045,090

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1997 COMPARED TO THREE MONTHS ENDED APRIL 30, 1996.


     REVENUES. Revenues from basic and expanded basic subscriptions increased $8.2 million, or 20.8%, during the three months ended April 30, 1997 as compared to the three months ended April 30, 1996. As a percentage of revenues, revenues from basic and expanded basic subscriptions fell to 63.9% of revenues for the three months ended April 30, 1997, compared to 68.9% of revenues for the three months ended April 30, 1996. Revenues from premium subscriptions and pay-per-view increased $0.5 million, or 5.1%, during three months ended April 30, 1997 compared to the three months ended April 30, 1996. As a percentage of revenues, revenues from premium subscriptions and pay-per-view fell to 13.2% of total revenues during the three months ended April 30, 1997, compared to 16.4% of revenues for the three months ended April 30, 1996. The reduced percentages of revenues attributable to basic, expanded basic, premium subscriptions and pay-per-view reflect the increased significance of cable advertising revenues to the Company. Cable advertising revenues increased by approximately $6.7 million, or 116.2%, during the three months ended April 30, 1997 as compared to the three months ended April 30, 1996, to $12.4 million for the three months ended April 30, 1997 from $5.7 million for the three months ended April 30, 1996. As a percentage of revenues, cable advertising revenue increased to 16.6% for the three months ended April 30, 1997 compared to 10.0% for the three months ended April 30, 1996. Other revenues increased $2.0 million, or 73.4%, during the three months ended April 30, 1997 as compared to the three months ended April 30, 1996 primarily as a result of long distance revenues. As a percentage of revenues, revenues from other sources increased to 6.3% for the three months ended April 30, 1997, compared to 4.7% for the three months ended April 30, 1996.



     EXPENSES. Operating expenses increased $14.9 million or 39.2%, during the three months ended April 30, 1997 as compared to the three months ended April 30, 1996. As a percentage of revenues, operating expenses increased to 70.8% for the three months ended April 30, 1997 compared to 66.2% for the three months ended April 30, 1996, reflecting the increased significance of the Company's cable advertising insertion business, which experiences lower margins than the Company's cable systems operations.



     Salaries, wages and benefits increased $4.4 million or 44.9%, during the three months ended April 30, 1997 as compared to three months ended April 30, 1996. As a percentage of revenues, salaries, wages and benefits increased to 19.0% for the three months ended April 30, 1997 compared to 17.1% for the three months ended April 30, 1996. Programming costs and other operating expenses increased $6.0 million or 43.1%, and $0.8 million, or 46.9%, respectively, during the three months ended April 30, 1997 as compared to the three months ended April 30, 1996. As a percentage of revenues, programming costs were 26.6% for the three months ended April 30, 1997 compared to 24.3% for the three months ended April 30, 1996 and other operating expenses were 3.5% of revenues for the three months ended April 30, 1997 and compared to 3.1% for the three months ended April 30, 1996. Selling, general and administrative expense increased $1.5 million or 39.1%, during the three months ended April 30, 1997 as compared to the second quarter fiscal 1996. The significant increase in selling, general and administrative expenses is attributable to the increased size of the Company's wholly-owned cable advertising insertion business, VPI Communications, Inc., ("VPI") following VPI's acquisition of Cable One, with the largest portion of the increase being attributable to commissions paid to advertising agencies. Sales commissions paid in connection with advertising sales are reported as selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses were 7.0% for the three months ended April 30, 1997 compared to 6.6% for the three months ended April 30, 1996. Depreciation and amortization increased $2.2 million or 24.9%, during the three months ended April 30, 1997 as compared to the three months ended April 30, 1996. As a percentage of revenues, depreciation and amortization expense was 14.6% for the second quarter of 1997 and compared to 15.3% for the second quarter of 1996.



     Interest expense decreased by $0.2 million, or 3.7%, during the three months ended April 30, 1997 compared to the three months ended April 30, 1996 as a result of the repayment of debt. The Company's weighted average interest rate was 6.9% and 6.9% at April 30, 1997 and 1996 respectively.

     INCOME TAXES. The Company's provision for income tax was $5.9 million and $5.6 million in the three months ended April 30, 1997 and 1996, respectively. The Company's effective tax rate remained relatively consistent at 39.0% and 38.5% for the three month periods ended April 30, 1997 and 1996, respectively.



     MINORITY INTEREST. Minority interest represents the portion of income before taxes due the 25% minority partner of TCA Cable Partners. Minority interest was approximately $1.7 million or 2.3% of revenues for the three months ended April 30, 1997. There was no minority interest in the three months ended April 30, 1996 because TCA Cable Partners did not commence operations until the beginning of the third quarter of 1996.



     INCOME. Operating income increased by $2.5 million or 12.7%, for the three months ended April 30, 1997 compared to the three months ended April 30, 1996. Operating income as a percent of revenues decreased to 29.2% from 33.8% during the three months ended April 30, 1997 compared to the three months ended April 30, 1996, as a result of the lower margins in the cable advertising insertion business compared to cable operations and the increase in VPI's advertising business as a percentage of the Company's revenue. The Company's net income increased $0.2 million, or 2.7%, during the three months ended April 30, 1997 compared to the three months ended April 30, 1996. As a percentage of revenues, net income was 12.3% for the three months ended April 30, 1997 and 15.6% for the three months ended April 30, 1996. Earnings per share were $0.37 per share during the three months ended April 30, 1997 and $0.36 per share during the three months ended April 30, 1996.



SIX MONTHS ENDED APRIL 30, 1997 COMPARED TO SIX MONTHS ENDED APRIL 30, 1996.



     REVENUES. Revenues increased by $35.9 million, or 31.9%, during the six months ended April 30, 1997 compared to the six months ended April 30, 1996. Management attributes approximately $5.7 million, or 15.9%, of the revenue increase to internal growth, $14.9 million, or 41.7%, to cable system acquisitions and $13.9 million, or 38.5%, to an increase in the cable advertising business.



     Revenues from basic and expanded basic cable television subscriptions increased $17.3 million, or 22.5%, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996. As a percentage of revenues, revenues from basic and expanded basic subscriptions fell to 63.6% of revenues for the six months ended April 30, 1997, compared to 68.4% of revenues for the six months ended April 30, 1996. Revenues from premium subscriptions and pay-per-view increased $1.5 million, or 8.2%, during the six months ended April 30, 1997 compared to the six months ended April 30, 1996. As a percentage of revenues, revenues from premium subscriptions and pay-per-view fell to 13.3% of total revenues during the six months ended April 30, 1997, compared to 16.3% of revenues for the six months ended April 30, 1996. The reduced percentages of revenues attributable to basic, expanded basic and premium subscriptions and pay-per-view reflect the increased significance of cable advertising revenues to the Company. Cable advertising revenues increased by approximately $13.8 million, or 115.5%, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996, to $25.8 million for the six months ended April 30, 1997 from $12.0 million for the six months ended April 30, 1996. As a percentage of revenues, cable advertising revenues increased to 17.4% for the six months ended April 30, 1997 compared to 10.7% for the six months ended April 30, 1996. Other revenues increased $3.2 million, or 61.5%, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996 primarily due to an increase in long distance revenue. As a percentage of revenues, revenues from other sources increased to 5.7% for the six months ended April 30, 1997, compared to 4.7% for the six months ended April 30, 1996.



     EXPENSES. Operating expenses increased $30.0 million or 40.6%, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996. As a percentage of revenues, operating expenses increased to 69.9% for the six months ended April 30, 1997 compared to 65.5% for the six months ended April 30, 1996, reflecting the increased significance of the Company's cable advertising insertion business, which experiences lower margins than the Company's cable systems operations. The increase in operating expenses during the six months ended April 30, 1997 is primarily due to the acquisitions of cable systems and the increase in the cable advertising insertion business relative to the cable business.

     Salaries, wages and benefits increased $8.4 million, or 44.0%, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996 due primarily to the acquisitions of cable systems and the expansion of the cable advertising business. As a percentage of revenues, salaries, wages and benefits increased to 18.5% for the six months ended April 30, 1997 compared to 16.9% for the six months ended April 30, 1996. Programming costs and other operating expenses increased $11.6 million, or 43.4%, and $1.1 million or 31.5%, respectively, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996 as a result of the addition of programming services, increases in programming rates and VPI's percentage of advertising sales paid to other cable operators, in the case of programming costs.


     As a percentage of revenues, programming costs were 25.8% for the six months ended April 30, 1997 compared to the 23.8% in the six months ended April 30, 1996, and other operating expenses were 3.2% of revenues for the six months ended April 30, 1997 and 1996. Selling, general and administrative expenses increased $4.3 million, or 58.0%, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996. The significant increase in selling, general and administrative expenses is attributable to the increased size of the Company's cable advertising insertion business following VPI's acquisition of Cable One, with the largest portion of the increase being attributable to commissions paid to advertising agencies. Sales commissions paid in connection with advertising sales are reported as selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses increased to 7.9% for the six months ended April 30, 1997 compared to 6.6% for the six months ended April 30, 1996. Depreciation and amortization increased $4.6 million, or 27.0%, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996. As a percentage of revenues, depreciation and amortization expense was 14.6% for the six months ended April 30, 1997 compared to 15.1% for the six months ended April 30, 1996.



     Interest expense decreased by $0.1 million, or approximately 1.2%, during the six months ended April 30, 1997 as compared to the six months ended April 30, 1996 as a result of repayment of debt. The Company's weighted average interest rate was 6.9% at April 30, 1997 and 1996.



     INCOME TAXES. The Company's provision for income taxes was $12.1 million and $11.2 million in the six months ended April 30, 1997 and 1996, respectively. The Company's effective tax rate remained relatively consistent at 39.0% and 39.1% for the six month periods ended April 30, 1997 and 1996, respectively.



     MINORITY INTEREST. Minority interest represents the portion of income before taxes due to the 25% minority partner of TCA Cable Partners. Minority interest was approximately $3.4 million or 2.3% of the revenues for the six months ended April 30, 1997. There was no minority interest in the six months ended April 30, 1996 because TCA Cable Partners did not commence operations until the beginning of the third quarter of 1996.



     INCOME. Operating income increased by $5.9 million, or 15.3%, for the six months ended April 30, 1997 compared to the six months ended April 30, 1996. Operating income as a percentage of revenues decreased to 30.1% from 34.5% during the six months ended April 30, 1997 compared to the six months ended April 30, 1996, respectively, as a result of the lower margins in the cable advertising insertion business compared to cable operations and the increase in VPI's advertising business as a percentage of the Company's revenue. The Company's net income increased $1.4 million, or 8.3%, during the six months ended April 30, 1997 compared to six months ended April 30, 1996. As a percentage of revenues, net income was 12.7% for the six months ended April 30, 1997 and 15.5% for the six months ended April 30, 1996. Earnings per share increased to $0.76 from $0.70 per share during the six months ended April 30, 1997 compared to the six months ended April 30, 1996, an increase of 8.6%.



LIQUIDITY AND CAPITAL RESOURCES



     The Company's capital expenditures, other than for acquisitions, during the six months ended April 30, 1997 totalled $23.9 million and were primarily used for cable system construction, upgrading and rebuilding, and purchases of converters to be furnished to subscribers. The Company anticipates no increase in the amount of capital expenditures needed for system upgrading and expansion during 1997 compared to 1996. Approximately $41.9 million was spent on acquisitions during the first six months of fiscal 1997. All of the funds were obtained from bank lines of credit and capital contributions from DR Partners, the Company's partner in TCA Cable Partners related to its 25% ownership of TCA Cable Partners.



     The Company does not anticipate a material negative effect on liquidity due to the payment of interest or dividends during 1997.



     The Company's net cash provided by operating activities during the six months ended April 30, 1997 increased to $50.9 million, up from $38.2 million during the six months ended April 30, 1996. The increase is primarily a result of increased earnings as adjusted for non-cash charges.



     At April 30, 1997, the Company had $196 million borrowed under its Bank Credit Facilities with eleven banks which provide for total credit up to $229 million. The Bank Credit Facilities provide for interest at prime or LIBOR.



     During the first six months of fiscal 1997, the Company borrowed approximately $61.7 million and repaid approximately $47.9 million. At April 30, 1997, the Company had total outstanding term debt of approximately $328 million, bearing interest at a weighted average rate of approximately 6.9%.



     Under terms of the Company's Bank Credit Facilities and Private Placement Debt the Company will have scheduled debt maturities of approximately $32.8 million, $12.2 million, $61.5 million, $54.3 million and $56.8 million in fiscal 1997, 1998, 1999, 2000 and 2001, respectively. The Company believes that cash flow from operations and its ability to obtain financing will be adequate to fund these debt maturities.



     Two measures of liquidity are debt to EBITDA and interest coverage ratios. Debt to EBITDA is the ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Company's debt to EBITDA ratio was 2.6 to 1 at April 30, 1997. Interest coverage is the ratio of operating income before depreciation and amortization to interest expense. The Company's interest coverage ratio was 5.9 to 1 at April 30, 1997.


     Expenditures for rebuilding, upgrading and maintaining the Company's cable systems and for converter purchases have been financed principally with cash flow from operations.

     The Company believes that net cash provided by operating activities and the Company's ability to obtain additional financing will provide adequate sources of short-term and long-term liquidity in the future.


     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computation guidelines provided for in APB Opinion No. 15 Earnings Per Share. SFAS 128 is effective for financial statements for periods ending after December 15, 1997. Management does not anticipate that SFAS No. 128 will have any effect on the Company's consolidated financial statements.



     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS 129 is applicable to all entities and requires that disclosure about an entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997.


                          PART II -- OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     A. Exhibit 27 -- Financial Data Schedule

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

                                            TCA CABLE TV, INC.

Date: June 16, 1997                         By:     /s/ ROBERT M. ROGERS
                                              ----------------------------------
                                                       Robert M. Rogers
                                                 Chairman and Chief Executive
                                                            Officer

Date: June 16, 1997                         By:     /s/ JIMMIE F. TAYLOR
                                              ----------------------------------
                                                       Jimmie F. Taylor
                                              Vice President, CFO and Treasurer

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------

          27             -- Financial Data Schedule