Form 10-Q
period 1997-07-31
TCA CABLE TV INC
filed 1997-09-15
CIK 700997

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JULY 31, 1997

     OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-11478

                               TCA CABLE TV, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                        75-1798185
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
        incorporation or organization)
       3015 SSE LOOP 323, TYLER, TEXAS                             75701
   (Address of principal executive office)                       (Zip Code)

       Registrant's telephone number, including area code: (903)/595-3701

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]      No   [ ]

     The number of shares outstanding of each of the registrant's classes of common stock as of September 10, 1997 was:

                       24,864,688 shares of common stock.
================================================================================

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION
     Consolidated Balance Sheets -- July 31, 1997 and
      October 31, 1996......................................       3
     Consolidated Statements of Operations -- Three and nine
      months ended July 31, 1997 and 1996...................       4
     Consolidated Statement of Shareholders' Equity -- Nine
      months ended July 31, 1997............................       5
     Consolidated Statements of Cash Flows -- Nine months
      ended July 31, 1997 and 1996..........................       6
     Notes to Consolidated Financial Statements.............     7-8
     Management's Discussion and Analysis of Financial
      Condition and Results of Operations...................    9-12
PART II -- OTHER INFORMATION................................      13
     SIGNATURES.............................................      14

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                           ASSETS
                                                                JULY 31,        OCTOBER 31,
                                                                  1997             1996
                                                              -------------    -------------
                                                               (UNAUDITED)
Cash........................................................  $   2,579,124    $   3,473,443
                                                              -------------    -------------
Accounts receivable, subscribers............................     17,080,607       12,408,291
                                                              -------------    -------------
Accounts receivable, other..................................        992,719          666,957
                                                              -------------    -------------
Income tax receivable.......................................      1,573,533        1,001,709
                                                              -------------    -------------
Notes receivable, affiliates................................                          80,000
                                                              -------------    -------------
Investments, at cost........................................      1,677,838        4,714,629
                                                              -------------    -------------
Property, plant and equipment, at cost:
  Land......................................................      4,111,347        3,313,883
  Distribution systems......................................    378,142,360      340,766,176
  Transportation equipment..................................     10,936,904        9,686,330
  Other.....................................................     38,067,606       32,386,113
                                                              -------------    -------------
                                                                431,258,217      386,152,502
  Less accumulated depreciation.............................   (210,198,412)    (186,892,042)
                                                              -------------    -------------
                                                                221,059,805      199,260,460
                                                              -------------    -------------
Other assets:
  Intangibles, net of accumulated amortization of
     $95,092,451 and $84,660,150, respectively..............    467,756,477      441,189,861
  Prepaid expenses..........................................      2,396,776        1,201,281
                                                              -------------    -------------
                                                                470,153,253      442,391,142
                                                              -------------    -------------
                                                              $ 715,116,879    $ 663,996,631
                                                              =============    =============

                                        LIABILITIES

Accounts payable............................................  $  11,170,341    $  12,137,215
Accrued expenses............................................     18,975,020       14,671,323
Subscriber advance payments.................................      4,061,795        4,909,936
Deferred income taxes.......................................     68,880,000       59,580,000
Term debt...................................................    325,527,290      314,492,583
                                                              -------------    -------------
                                                                428,614,446      405,791,057
                                                              -------------    -------------
  Redeemable minority interest..............................    122,596,222      111,873,245
                                                              -------------    -------------

                                    SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued...................................
Common stock, $.10 par value, 60,000,000 shares authorized;
  24,974,164 and 24,931,931 shares issued, respectively.....      2,497,416        2,493,193
Additional paid-in capital..................................     51,095,751       49,984,093
Retained earnings...........................................    113,319,419       96,861,418
                                                              -------------    -------------
                                                                166,912,586      149,338,704
Less treasury stock, at cost, 123,000 shares................     (3,006,375)      (3,006,375)
                                                              -------------    -------------
                                                                163,906,211      146,332,329
                                                              -------------    -------------
                                                              $ 715,116,879    $ 663,996,631
                                                              =============    =============

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 JULY 31,                     JULY 31,
                                         -------------------------   ---------------------------
                                            1997          1996           1997           1996
                                         -----------   -----------   ------------   ------------
CATV revenues.........................   $79,181,508   $69,399,627   $227,654,730   $181,977,540
                                         -----------   -----------   ------------   ------------
Operating expenses:
  Salaries, wages and benefits........    14,674,592    11,844,494     42,085,859     30,880,070
  Programming costs...................    21,458,545    17,195,454     59,788,909     43,934,398
  Other operating expenses............     2,295,064     2,166,123      7,005,054      5,748,175
  Selling, general and
     administrative...................     5,831,614     6,592,252     17,482,545     13,964,820
  Depreciation and amortization.......    11,442,015     9,845,417     33,084,318     26,890,507
                                         -----------   -----------   ------------   ------------
                                          55,701,830    47,643,740    159,446,685    121,417,970
                                         -----------   -----------   ------------   ------------
  Operating income....................    23,479,678    21,755,887     68,208,045     60,559,570
Other income..........................        38,036      (550,903)       484,772        196,676
Interest expense......................    (5,746,538)   (5,528,025)   (16,522,686)   (16,430,613)
Minority interest.....................    (1,962,359)   (1,567,646)    (5,397,977)    (1,567,646)
                                         -----------   -----------   ------------   ------------
  Income before income taxes..........    15,808,817    14,109,313     46,772,154     42,757,987
                                         -----------   -----------   ------------   ------------
Provision for income taxes:
  Current.............................     3,223,995     2,800,000      9,100,000      8,600,000
  Deferred............................     3,100,000     2,700,000      9,300,000      8,100,000
                                         -----------   -----------   ------------   ------------
                                           6,323,995     5,500,000     18,400,000     16,700,000
                                         -----------   -----------   ------------   ------------
  Net income..........................   $ 9,484,822   $ 8,609,313   $ 28,372,154   $ 26,057,987
                                         ===========   ===========   ============   ============
Earnings per common share.............   $      0.38   $      0.35   $       1.14   $       1.05
                                         ===========   ===========   ============   ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                 COMMON STOCK ISSUED     ADDITIONAL
                               -----------------------     PAID-IN       RETAINED      TREASURY
                                 SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1996....  24,931,931   $2,493,193   $49,984,093   $ 96,861,418   $(3,006,375)
Net income for the nine
  months ended July 31,
  1997.......................                                            28,372,154
Issuance of common stock.....      25,111        2,511       802,618
Stock options exercised......      17,122        1,712       168,190
Amortization of warrants.....                                140,850
Cash dividends at $.48 per
  share......................                                           (11,914,153)
                               ----------   ----------   -----------   ------------   -----------
Balance, July 31, 1997.......  24,974,164   $2,497,416   $51,095,751   $113,319,419   $(3,006,375)
                               ==========   ==========   ===========   ============   ===========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                        JULY 31,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Cash flows from operating activities:
  Net income................................................  $ 28,372,154    $ 26,057,987
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation expense...................................    22,605,807      18,601,029
     Amortization expense...................................    10,478,511       8,289,478
     Deferred income taxes..................................     9,300,000       8,100,000
     Contribution of common stock to retirement plan........       642,005         363,307
     Employee stock bonus...................................       163,125         138,750
     Stock warrant amortization.............................       140,850          46,950
     Loss on sale of assets.................................                         7,788
     Share of (earnings) losses of affiliates...............       (46,235)        354,292
     Minority interest in earnings..........................     5,397,977       1,567,646
     Change in other assets.................................    (1,195,495)       (281,318)
     Change in accounts receivable, subscribers.............    (4,672,316)       (691,268)
     Change in accounts receivable, other...................      (325,762)        835,188
     Change in income taxes receivable......................      (571,824)     (1,537,810)
     Change in subscriber advance payments..................      (848,141)     (1,108,506)
     Change in accrued expenses.............................     4,303,697       1,049,662
     Change in accounts payable.............................      (966,874)      1,060,369
                                                              ------------    ------------
          Net cash provided by operating activities.........  $ 72,777,479    $ 62,853,544
                                                              ------------    ------------
Cash flows from investing activities:
  Payments for purchases of companies and CATV systems......   (41,850,000)    (66,287,996)
  Capital expenditures......................................   (36,641,701)    (31,583,924)
  Loan to affiliate.........................................                    (1,000,000)
  Investments in affiliates.................................      (895,578)
  Distribution from affiliate...............................     1,100,025
                                                              ------------    ------------
          Net cash used in investing activities.............   (78,287,254)    (98,871,920)
                                                              ------------    ------------
Cash flows from financing activities:
  Borrowings of term debt...................................    84,299,990     120,650,000
  Repayments of term debt...................................   (73,265,283)    (72,038,670)
  Proceeds from stock options exercised.....................       169,903         108,366
  Partnership capital contributions.........................    10,275,000
  Partnership distributions.................................    (4,950,000)     (1,650,000)
  Dividends paid............................................   (11,914,154)    (10,363,287)
                                                              ------------    ------------
          Net cash provided by financing activities.........     4,615,456      36,706,409
                                                              ------------    ------------
Net increase (decrease) in cash.............................      (894,319)        688,033
Cash at beginning of period.................................     3,473,443       1,260,274
                                                              ------------    ------------
Cash at end of period.......................................  $  2,579,124    $  1,948,307
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

     The financial statements as of July 31, 1997 and for the nine-month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

     B. The consolidated statements of operations for the nine months ended July 31, 1997, are not necessarily indicative of the operating results to be expected for the full year.

     C. Earnings per common share are computed based upon the weighted average common shares outstanding during the period, including common stock equivalents, of 24,948,622 shares and 24,886,753 shares for 1997 and 1996, respectively.

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

     E. On August 15, 1997, the Company signed a letter of intent to establish a partnership in which the Company will contribute selected systems in Texas and New Mexico, serving approximately 155,000 customers, and approximately $45 million in debt. Tele-Communications, Inc. (TCIC) will contribute its cable systems in mid-Texas and Western Louisiana, serving approximately 150,000 customers, and approximately $250 million in debt. Upon closing of the transaction, TCIC will hold a 20 percent interest in the partnership. TCA will hold an 80 percent interest in the partnership and will be the managing partner for the venture. TCA will consolidate the partnership for financial statement purposes.

     G. The Company operates primarily in the cable television industry. A wholly-owned subsidiary of the Company, VPI Communications, Inc. provides cable advertising sales.

                                                    CABLE      ADVERTISING      TOTAL
                                                 -----------   -----------   -----------
THREE MONTHS ENDED JULY 31, 1997
  Revenues.....................................   65,306,775    13,874,733    79,181,508
  Operating Income.............................   21,116,317     2,363,361    23,479,678
  Depreciation and amortization................   10,984,526       457,489    11,442,015
THREE MONTHS ENDED JULY 31, 1996
  Revenues.....................................   57,847,531    11,552,096    69,399,627
  Operating Income.............................   19,921,132     1,834,755    21,755,887
  Depreciation and amortization................    9,631,671       213,746     9,845,417
NINE MONTHS ENDED JULY 31, 1997
  Revenues.....................................  188,864,815    38,789,915   227,654,730
  Operating Income.............................   63,460,709     4,747,336    68,208,045
  Depreciation and amortization................   31,727,196     1,357,122    33,084,318
NINE MONTHS ENDED JULY 31, 1996
  Revenues.....................................  159,320,163    22,657,377   181,977,540
  Operating Income.............................   56,133,483     4,426,087    60,559,570
  Depreciation and amortization................   26,283,175       607,332    26,890,507

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1997 COMPARED TO THREE MONTHS ENDED JULY 31, 1996.

     Revenues. Revenues from basic and expanded basic subscriptions increased $5.2 million, or 11.7%, during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996. As a percentage of revenues, revenues from basic and expanded basic subscriptions fell to 62.5% of revenues for the three months ended July 31, 1997, compared to 63.9% of revenues for the three months ended July 31, 1996. Revenues from premium subscriptions and pay-per-view increased $0.8 million, or 8.2%, during three months ended July 31, 1997 compared to the three months ended July 31, 1996. As a percentage of revenues, revenues from premium subscriptions and pay-per-view fell to 13.4% of total revenues during the three months ended July 31, 1997, compared to 14.1% of revenues for the three months ended July 31, 1996. The reduced percentages of revenues attributable to basic, expanded basic, premium subscriptions and pay-per-view reflect the increased significance of cable advertising insertion revenues to the Company from the Company's wholly-owned subsidiary, VPI Communications, Inc. ("VPI"). Cable advertising revenues which includes revenues from the Company's cable advertising business and net cable advertising revenues from third parties, revenues increased by approximately $2.5 million, or 20.9%, during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996, to $14.5 million for the three months ended July 31, 1997 from $12.0 million for the three months ended July 31, 1996. As a percentage of revenues, cable advertising insertion revenue increased to 18.3% for the three months ended July 31, 1997 compared to 17.3% for the three months ended July 31, 1996. Other revenues increased $1.3 million, or 39.6%, during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996 primarily as a result of long distance revenues. As a percentage of revenues, revenues from other sources increased to 5.8% for the three months ended July 31, 1997, compared to 4.8% for the three months ended July 31, 1996.

     Expenses. Operating expenses increased $8.1 million, or 16.9%, during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996. As a percentage of revenues, operating expenses increased to 70.3% for the three months ended July 31, 1997 compared to 68.7% for the three months ended July 31, 1996, reflecting the increased significance of the Company's cable advertising insertion business, which experiences lower margins than the Company's cable systems operations.

     Salaries, wages and benefits increased $2.8 million, or 23.9%, during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996. As a percentage of revenues, salaries, wages and benefits increased to 18.5% for the three months ended July 31, 1997 compared to 17.1% for the three months ended July 31, 1996. Programming costs and other operating expenses increased $4.3 million, or 24.8%, and $0.1 million, or 6.0%, respectively, during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996. As a percentage of revenues, programming costs were 27.1% for the three months ended July 31, 1997 compared to 24.8% for the three months ended July 31, 1996 and other operating expenses were 2.9% of revenues for the three months ended July 31, 1997 compared to 3.1% for the three months ended July 31, 1996. Selling, general and administrative expense decreased $0.8 million or 11.5%, during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996. As a percentage of revenues, selling, general and administrative expenses were 7.4% for the three months ended July 31, 1997 compared to 9.5% for the three months ended July 31, 1996. Depreciation and amortization increased $1.6 million, or 16.2%, during the three months ended July 31, 1997 as compared to the three months ended July 31, 1996. As a percentage of revenues, depreciation and amortization expense was 14.5% for the three months ended July 31, 1997 compared to 14.2% for the three months ended July 31, 1996.

     Interest expense increased by $0.2 million, or 4.0%, during the three months ended July 31, 1997 compared to the three months ended July 31, 1996 as a result of the additional debt incurred to acquire a cable television system in April 1997. The Company's weighted average interest rate was 6.9% and 7.0% at July 31, 1997 and 1996, respectively.

     Income Taxes. The Company's provision for income tax was $6.3 million and $5.5 million in the three months ended July 31, 1997 and 1996, respectively. The Company's effective tax rate remained relatively consistent at 40.0% and 39.0% for the three month periods ended July 31, 1997 and 1996, respectively.

     Minority Interest. Minority interest represents the portion of income before taxes due the 25% minority partner of TCA Cable Partners. Minority interest was approximately $2.0 million for the three months ended July 31, 1997 compared to $1.6 million for the three months ended July 31, 1996.

     Income. Operating income increased by $1.7 million, or 7.9%, for the three months ended July 31, 1997 compared to the three months ended July 31, 1996. Operating income as a percentage of revenues decreased to 29.7% from 31.3% during the three months ended July 31, 1997 compared to the three months ended July 31, 1996, as a result of the lower margins in the cable advertising insertion business compared to cable operations and the increase in VPI's cable advertising insertion business as a percentage of the Company's revenue. The Company's net income increased $0.9 million, or 10.2%, during the three months ended July 31, 1997 compared to the three months ended July 31, 1996. As a percentage of revenues, net income was 12.0% for the three months ended July 31, 1997 and 12.4% for the three months ended July 31, 1996. Earnings per share were $0.38 per share during the three months ended July 31, 1997 and $0.35 per share during the three months ended July 31, 1996.

NINE MONTHS ENDED JULY 31, 1997 COMPARED TO NINE MONTHS ENDED JULY 31, 1996.

     Revenues. Revenues increased by $45.7 million, or 25.1%, during the nine months ended July 31, 1997 compared to the nine months ended July 31, 1996. Management attributes approximately $12.9 million, or 28.3%, of the revenue increase to internal growth in cable systems, $14.1 million, or 30.9%, to cable system acquisitions, $16.1 million, or 35.2%, to an increase in the Company's cable advertising insertion business, and $2.6 million, or 5.6%, to long distance and internet access.

     Revenues from basic and expanded basic cable television subscriptions increased $22.5 million, or 18.5%, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996. As a percentage of revenues, revenues from basic and expanded basic subscriptions fell to 63.2% of revenues for the nine months ended July 31, 1997, compared to 66.7% of revenues for the nine months ended July 31, 1996. Revenues from premium subscriptions and pay-per-view increased $2.3 million, or 8.2%, during the nine months ended July 31, 1997 compared to the nine months ended July 31, 1996. As a percentage of revenues, revenues from premium subscriptions and pay-per-view fell to 13.4% of total revenues during the nine months ended July 31, 1997, compared to 15.5% of revenues for the nine months ended July 31, 1996. The reduced percentages of revenues attributable to basic, expanded basic, premium subscriptions and pay-per-view reflect the increased significance of cable advertising insertion revenues to the Company. Cable advertising insertion revenues, which includes revenues from the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $16.3 million, or 68.2%, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996, to $40.3 million for the nine months ended July 31, 1997 from $24.0 million for the nine months ended July 31, 1996. As a percentage of revenues, cable advertising revenues increased to 17.7% for the nine months ended July 31, 1997 compared to 13.2% for the nine months ended July 31, 1996. Other revenues increased $4.5 million, or 53.0%, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996 primarily due to an increase in long distance revenue. As a percentage of revenues, revenues from other sources increased to 5.8% for the nine months ended July 31, 1997, compared to 4.7% for the nine months ended July 31, 1996.

     Expenses. Operating expenses increased $38.0 million, or 31.3%, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996. As a percentage of revenues, operating expenses increased to 70.0% for the nine months ended July 31, 1997 compared to 66.7% for the nine months ended July 31, 1996, reflecting the increased significance of the Company's cable advertising insertion business, which experiences lower margins than the Company's cable systems operations. The increase in operating expenses during the nine months ended July 31, 1997 is primarily due to the acquisitions of cable systems and the increase in the cable advertising insertion business relative to the cable business.

     Salaries, wages and benefits increased $11.2 million, or 36.3%, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996 due primarily to the acquisitions of cable systems and the expansion of the cable advertising insertion business. As a percentage of revenues, salaries, wages and benefits increased to 18.5% for the nine months ended July 31, 1997 compared to 17.0% for the nine months ended July 31, 1996. Programming costs and other operating expenses increased $15.9 million, or 36.1%, and $1.3 million, or 21.9%, respectively, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996 as a result of the addition of programming services, increases in programming rates and VPI's percentage of advertising sales paid to other cable operators, in the case of programming costs. As a percentage of revenues, programming costs were 26.3% for the nine months ended July 31, 1997 compared to the 24.1% in the nine months ended July 31, 1996, and other operating expenses were 3.1% and 3.2% of revenues for the nine months ended July 31, 1997 and 1996, respectively. Selling, general and administrative expense increased $3.5 million, or 25.2%, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996. The significant increase in selling, general and administrative expenses is attributable to the increased size of the Company's cable advertising insertion business following VPI's acquisition of Cable One Corporation, with the largest portion of the increase being attributable to commissions paid to advertising agencies. Sales commissions paid in connection with advertising sales are reported as selling, general and administrative expenses. As a percentage of revenues, selling, general and administrative expense was 7.7% for the nine months ended July 31, 1997 and 1996. Depreciation and amortization increased $6.2 million, or 23.0%, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996. As a percentage of revenues, depreciation and amortization expense was 14.5% for the nine months ended July 31, 1997 compared to 14.8% for the nine months ended July 31, 1996.

     Interest expense decreased by $0.1 million, or approximately 0.6%, during the nine months ended July 31, 1997 as compared to the nine months ended July 31, 1996 as a result of repayment of debt. The Company's weighted average interest rate was 6.9% and 7.0% at July 31, 1997 and 1996, respectively.

     Income Taxes. The Company's provision for income taxes was $18.4 million and $16.7 million in the nine months ended July 31, 1997 and 1996, respectively. Income taxes increased 10.2% for the nine months ended July 31, 1997 compared to the nine months ended July 31, 1996. The Company's effective tax rate remained relatively consistent of 39.3 and 39.1 for the nine month period ended July 31, 1997 and 1996, respectively.

     Minority Interest. Minority interest represents the portion of income before taxes due the 25% minority partner of TCA Cable Partners. Minority interest was approximately $5.4 million for the nine months ended July 31, 1997. Minority interest was $1.6 million for the nine months ended July 31, 1996 because TCA Cable Partners did not commence operations until the beginning of the third quarter of 1996.

     Income. Operating income increased by $7.6 million, or 12.6%, for the nine months ended July 31, 1997 compared to the nine months ended July 31, 1996. Operating income as a percentage of revenues decreased to 30.0% from 33.3% during the nine months ended July 31, 1997 compared to the nine months ended July 31, 1996, respectively, as a result of the lower margins in the cable advertising insertion business compared to cable operations and the increase in VPI's advertising business as a percentage of the Company's revenue. The Company's net income increased $2.3 million, or 8.9%, during the nine months ended July 31, 1997 compared to nine months ended July 31, 1996. As a percentage of revenues, net income was 12.5% for the nine months ended July 31, 1997 and 14.3% for the nine months ended July 31, 1996. Earnings per share increased to $1.14 from $1.05 per share during the nine months ended July 31, 1997 compared to the nine months ended July 31, 1996, an increase of 8.6%.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's capital expenditures, other than for acquisitions, during fiscal 1997 were primarily used for cable system construction, upgrading and rebuilding, and purchases of converters to be furnished to subscribers. Approximately $36.6 million of internally generated funds was spent for system upgrading and expansion during the nine months ended July 31, 1997. Approximately $41.9 million was spent on acquisitions during the first nine months of fiscal 1997. All of the funds were obtained from bank lines of credit and capital contributions from DR Partners, the Company's partner in TCA Cable Partners, related to its 25% ownership of TCA Cable Partners.

     The Company does not anticipate a material negative effect on liquidity due to the payment of interest or dividends during 1997.

     The Company's net cash provided by operating activities during the nine months ended July 31, 1997 increased to $72.8 million, up from $62.9 million during the nine months ended July 31, 1996. The increase is primarily a result of increased revenue per subscriber, increased advertising revenue and acquisitions.

     At July 31, 1997, the Company had $195.5 million borrowed under its Bank Credit Facilities with eleven banks which provide for total credit up to $229 million. The Bank Credit Facilities provide for interest at prime or LIBOR.

     During the first nine months of fiscal 1997, the Company borrowed approximately $84.3 million and repaid approximately $73.3 million. At July 31, 1997, the Company had total outstanding term debt of approximately $325.5 million, bearing interest at a weighted average rate of approximately 6.9%.

     Under terms of the Company's Bank Credit Facilities and Private Placement Debt the Company will have scheduled debt maturities of approximately $47.5 million, $66.3 million, $54.3 million, $56.8 million and $51.8 million in fiscal 1998, 1999, 2000, 2001 and 2002, respectively. The Company believes that cash flow from operations and its ability to obtain financing will be adequate to fund these debt maturities.

     Two measures of liquidity are debt to EBITDA and interest coverage ratios. Debt to EBITDA is the ratio of total debt to earnings before interest, taxes, depreciation and amortization. The Company's debt to EBITDA ratio was 2.5 to 1 at July 31, 1997. Interest coverage is the ratio of operating income before depreciation and amortization to interest expense. The Company's interest coverage ratio was 6.0 to 1 for July 31, 1997.

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

     On August 15, 1997, the Company signed a letter of intent to establish a partnership in which the Company will contribute selected systems in Texas and New Mexico, serving approximately 155,000 customers, and approximately $45 million in debt. Tele-Communications, Inc. (TCIC) will contribute its cable systems in mid-Texas and Western Louisiana, serving approximately 150,000 customers, and approximately $250 million in debt. Upon closing of the transaction, TCIC will hold a 20 percent interest in the partnership. TCA will hold an 80 percent interest in the partnership and will be the managing partner for the venture. TCA will consolidate the partnership for financial reporting purposes.

     The Company plans to issue $300 million in public debt in January 1998. In connection with this contemplated offering, the Company entered into treasury lock transactions with a notional amount totaling $100 million in August 1997. These transactions are designed to serve as a hedge against future interest rate changes prior to the anticipated closing of this public debt offering.

FORWARD LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Financial Condition and Results of Operations", and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Quarterly Report could differ materially from those contemplated by such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in this Quarterly Report, including without limitation the portions of such statements under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

        EXHIBIT                             DESCRIPTION OF EXHIBIT
        -------                             ----------------------
         3(a)            -- Articles of Incorporation and Bylaws(1)
         3(b)            -- Articles of Amendment to Articles of Incorporation(2)
         3(c)            -- Articles of Amendment to Articles of Incorporation(2)
         3(d)            -- Articles of Amendment to Articles of Incorporation(3)
            4            -- Form or Stock Certificate(1)
           27            -- Financial Data Schedule

---------------

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated herein by references.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement in Form S-8, File No. 33-21901, and incorporated herein by reference.

(3) Previously filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1995, and incorporated herein by reference.

(b) Reports on Form 8-K.

     The Company filed on Current Report in Form 8-K dated June 20, 1997. Under
Item 2 to repeat a press release reporting the promotion within the Company of Randell K. Rogers.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            TCA CABLE TV, INC.

Date September 12, 1997                           /s/ ROBERT M. ROGERS
                                            ------------------------------------
                                                     Robert M. Rogers,
                                            Chairman and Chief Executive Officer

Date: September 12, 1997                          /s/ JIMMIE F. TAYLOR
                                            ------------------------------------
                                                     Jimmie F. Taylor,
                                             Vice President, CFO and Treasurer

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                              DESCRIPTION
     --------------                              -----------
         3(a)            -- Articles of Incorporation and Bylaws(1)
         3(b)            -- Articles of Amendment to Articles of Incorporation(2)
         3(c)            -- Articles of Amendment to Articles of Incorporation(2)
         3(d)            -- Articles of Amendment to Articles of Incorporation(3)
            4            -- Form or Stock Certificate(1)
           27            -- Financial Data Schedule

---------------

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated herein by reference.

(3) Previously filed as an Exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1995, and incorporated herein by reference.