Form 10-K
period 1997-10-31
TCA CABLE TV INC
filed 1998-01-27
CIK 700997

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------
                                   FORM 10-K
(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended October 31, 1997

                                       OR

   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from                  to

                          Commission File No.: 0-11478

                               TCA CABLE TV, INC.
             (Exact name of Registrant as specified in its charter)

                     TEXAS                                          75-1798185
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                  organization)
       3015 S.S.E. LOOP 323, TYLER, TEXAS                             75701
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

     Common Stock, $.10 par value

     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                ---------------

     The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Nasdaq, on January 9, 1998 ($43.69) was $672,520,607. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of January 9, 1998 was:

                              24,891,364 shares of Common Stock.

     Documents incorporated by reference: Part III Items 10, 11, 12 and 13 of this Form 10-K are incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 26, 1998.
================================================================================

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     TCA Cable is engaged in the development, operation and management of cable television systems. As of October 31, 1997, based on number of subscribers, the Company is the sixteenth largest cable television system operator, serving approximately 703,000 subscribers through 62 cable television systems, which passed approximately 935,000 households. Over 90% of the Company's subscribers are located in regional clusters primarily in Texas, Louisiana and Arkansas. The Company also operates clusters in Oklahoma and has one system in each of Idaho, Mississippi and New Mexico. The Company intends to continue to concentrate its activities in these and similar non-urban markets where residents rely on cable television to provide quality reception and services, referred to by the Company as "classic cable markets". By acquiring and developing systems in geographic proximity, the Company has realized operating efficiencies through the consolidation of various managerial, administrative and technical functions. The Company believes that the geographic clustering of its cable systems makes it a cost effective cable service provider.

     The following table sets forth certain operating data as of October 31, 1997:

                                      NUMBER              EQUIVALENT
                                        OF       HOMES       BASIC         BASIC      PREMIUM      PREMIUM
              LOCATION                SYSTEMS   PASSED    SUBSCRIBERS   PENETRATION   UNITS*    PENETRATION*
              --------                -------   -------   -----------   -----------   -------   -------------
Texas...............................    19      336,631     240,778         72%       136,654        57%
Louisiana...........................    14      231,320     173,798         75%       128,758        74%
Arkansas............................    23      300,516     234,495         78%       124,656        53%
New Mexico..........................     1       16,500      10,658         65%         4,468        42%
Mississippi.........................     1       18,823      13,802         73%        11,583        84%
Oklahoma............................     3       24,348      20,925         86%         8,057        39%
Idaho...............................     1        7,300       8,203        112%         3,247        40%
                                                -------     -------                   -------
  Subtotal..........................    62      935,438     702,659         75%       417,423        59%
Managed Systems.....................     2        5,410       3,614         67%         2,196        61%
                                                -------     -------                   -------
          Total.....................    64      940,848     706,273         75%       419,619        59%
                                                =======     =======                   =======

---------------

* Premium units are calculated based upon the number of premium services subscribed to per basic subscriber. Premium penetration equals the ratio of premium units to basic subscribers.

     Upon completion of the formation of TCA Cable Partners II, the Company will operate 73 systems with approximately 850,000 subscribers. See "-- Recent Developments."

     Through its wholly-owned subsidiary, VPI Communications, Inc., d/b/a CableTime ("CableTime"), the Company is the largest third party turnkey advertising insertion provider serving the cable television industry. As of October 31, 1997, CableTime served 82 cable television operators in 467 systems, including the Company's systems, collectively reaching approximately 2.9 million subscribers.

     The Company believes it is a low-cost provider of video entertainment in its markets, a concept embodied in its current marketing plan, "The Best Entertainment Value in Town." The Company typically offers its customers a range of 35 to 82 channels including such premium channels as Home Box Office(R), Cinemax(R), Showtime(R), The Movie Channel(R) and The Disney Channel(R). The Company's focus on community involvement, locally available high-quality service and repairs, and local programming assures close ties with its customer base and enables the Company to maintain a competitive advantage.

     The Company was organized as a Texas corporation in 1981 to consolidate the ownership of four corporations which had been developing and operating cable television systems since 1965, 1973, 1975 and 1976, respectively. Senior management of the Company is highly experienced in the cable television industry and has spent the majority of their careers at the Company. The Chairman, Chief Executive Officer and President; Chief Financial Officer; and Senior Vice President of the Company have spent 17, 13 and 15 years, respectively, with the Company or its predecessors. The Company completed its initial public offering of Common Stock in 1982.

RECENT DEVELOPMENTS

     Consistent with the Company's regional clustering strategy, in November 1997 the Company entered into an agreement with TCI American Cable Holdings IV, L.P. (the "TCI Affiliate"), an affiliate of Tele-Communications, Inc., to form a partnership, TCA Cable Partners II (the "TCI Transaction"). The Company will contribute to TCA Cable Partners II certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate will contribute its systems in North Texas and Western Louisiana serving approximately 150,000 subscribers and $247.9 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems to be contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company intends to finance the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $150 million in public debt. Upon closing the TCI Transaction, the Company will extend a loan to TCA Cable Partners II in the aggregate amount of the unsecured debt of TCA Cable Partners II. TCA Cable Partners II will in turn use the proceeds of the loan to retire such debt. TCA Cable Partners II will be consolidated in the financial statements of TCA and 20% of the estimated fair value of TCA Cable Partners II net assets will be recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning in February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II will be managed by the Company, and the Company expects the contribution of assets and debt from the Company and the TCI Affiliate to occur on February 2, 1998. Assuming the closing of the TCI Transaction, the Company on a pro forma basis will serve approximately 850,000 subscribers. The closing is conditioned, among other things, upon the receipt of various regulatory consents and other approvals. Because, among other things, the TCI Transaction is subject to receipt of approvals that are outside the control of the Company, there can be no assurance that the TCI Transaction will be consummated.

     In September 1997, Mr. Robert M. Rogers, the founder, Chairman of the Board and former Chief Executive Officer, and largest shareholder of the Company, passed away. Approximately 15.2% of the Company's Common Stock (the "Rogers Trust Stock") was bequeathed by Mr. Rogers to a trust (the "Trust"), of which Kanaly Trust Company (the "Trustee") is trustee. The life beneficiary of the Trust is Robyn M. Rogers, Mr. Rogers' wife, and the remainder beneficiaries are the grandchildren of Mr. Rogers and The Rogers Foundation, a charitable foundation established by Mr. Rogers. Under the terms of Mr. Rogers' will, the executor of Mr. Rogers' estate must, prior to selling any shares of TCA Common Stock owned by the estate, notify the President of the Company and provide the Company with the opportunity to purchase the shares to be sold by the estate at a price per share equal to the greater of (i) the closing price of TCA Common Stock on the date prior to the date that the Company is notified of the proposed sale or (ii) the best price available to the estate from a third party, the price of which is to be contained in the notice to the Company. The Company must exercise its right to purchase the shares within 15 days of the date it receives notice from the executor and must purchase the shares to be purchased within 30 days of the date it receives notice from the executor. The executor of Mr. Rogers' estate is the Trustee. The Trustee has indicated that it may sell some or all of the Rogers Trust Stock held by the estate. The estate of Mr. Rogers also owns a 50% interest in Rogers Venture Enterprises, Inc., a corporation that holds 800,000 shares of Common Stock. Louise Rogers, Mr. Rogers' former wife, beneficially owns approximately 13% of the Common Stock of the Company, which percentage does not include 800,000 shares of Common Stock for which Louise Rogers has historically disclaimed ownership, that are owned by Rogers Venture Enterprises, Inc., a corporation owned 50% by Louise Rogers.

THE CABLE TELEVISION INDUSTRY

     Cable television is a service which delivers, to the home, varied entertainment and information programming, either as transmitted by licensed radio and television stations or programming designed specifically for cable distribution. Radio and television signals are received by "off-air" antennae, microwave relay systems and satellite earth stations and are modulated and amplified at an electronic control center, or "headend," for distribution through a network of aerial or underground coaxial cables or optical fiber, to television sets owned by subscribers. Subscribers generally pay a monthly fee for the service. Cable television systems generally operate under non-exclusive franchises granted by local or state governmental authorities. The growth of the cable television industry has been accompanied by a number of operator consolidations.

     The cable television industry began in the early 1950s. The industry's founding and subsequent growth were the result of consumer demand for additional programming and improved signal reception. The use of cable television as the means of providing additional programming and improved over-the-air reception is now generally referred to as "basic service," and typically consists of programming available from local over-the-air television channels, public channels, and a limited number of channels relayed from out of region cities, typically by satellite. Additional satellite programming services are offered in a separate "expanded basic" service for an additional charge. For an additional monthly or individual event charge, cable operators also provide subscribers a choice of "premium services" (referred to as "pay tv" or "pay-per-view"), generally consisting of feature films, sporting and other special entertainment events. The availability of cable specific channels and premium service has established cable television as an entertainment medium in addition to fulfilling its original purpose to provide better over-the-air television reception. This development has led to significant growth of cable television across the United States.

     More recently, cable operators have been upgrading existing cable plant in an effort to introduce other revenue producing services to their subscribers. Such services are expected to include high speed internet access, telephony, video conferencing, video on demand, and business-to-business communications.

BUSINESS STRATEGY

     The Company's systematic approach of acquiring, operating and developing cable television systems is based on the principal of increasing operating cash flow while maintaining a high standard of subscriber service. In meeting this objective, the Company employs the following strategies:

     Regional Clustering. Over 90% of the Company's subscribers are located in five regional clusters in three states. By acquiring and developing systems in geographic proximity, the Company has realized significant operating efficiencies through the consolidation of various managerial, administrative and technical functions including the ability to serve a number of systems within a single region through a central headend facility. Consistent with its clustering strategy, the Company intends to continue its emphasis on growth regionally through acquisitions of existing systems and is also considering potential joint venture and partnership arrangements with other cable system operators. The formation of TCA Cable Partners II is another example of this clustering strategy. See "-- Recent Developments."

     Technological Innovation and New Services. The Company has actively invested in technological advances and system upgrades over the past several years. The Company considers technological innovation to be an important component of its service offerings and customer satisfaction and is continually evaluating the technical and economic feasibility of providing enhanced or new subscriber services. Such services are expected to include high speed internet access, digital video, expanded pay-per-view and other interactive services. In December 1997, the Company began offering commercial high-speed internet access over its cable plant in select markets and anticipates a broader roll out in 1998. The Company plans to perform test trials with digital compression technology in certain of its systems and to launch digital services to its subscribers in fiscal 1998.

     Conservative Capital Structure. The Company adheres to a policy of conservative leverage relative to other cable television operators in the United States. As of October 31, 1997, the Company had a ratio of debt to EBITDA of 2.5x. By maintaining a conservative capital structure, the Company has been able to generate a strong cash flow, which has provided the Company with the flexibility to upgrade its systems and to pursue acquisitions opportunistically.

     Emphasis on Local Subscriber Service. The Company believes that maintaining a strong local presence with a focus on timely subscriber service is a key element to its long-term success. The Company has historically emphasized subscriber service in all facets of its operations and has been recognized by cable industry organizations as an industry leader. In 1995, TCA was awarded the Cable Operator of the Year award by Cable Vision Magazine. A cornerstone of the Company's operating strategy is to maintain local offices where the Company can provide timely customer service. In its cable systems, the Company maintains one manager per approximately 10,000 subscribers, which it believes to be among the highest ratios in the industry. The Company strives to respond to service calls on a same day basis and has a policy of calling each subscriber following a service call to determine the level of customer satisfaction. Through these initiatives, the Company has been able to achieve consistently high levels of subscriber satisfaction and the ability to compete more effectively against alternative video entertainment offerings.

DEVELOPMENT OF CABLE SYSTEMS

     Subscriber growth experienced by the Company in recent years has been derived from a combination of internally generated growth and selective acquisitions of existing systems. System acquisitions are chosen to fit the Company's strategy of geographically clustering cable systems in markets outside of major metropolitan areas. Prior to and upon its acquisition of a system, the Company conducts a review of the acquired system's cable plant and operating policies and procedures. On the basis of its review, the Company typically makes modifications, repairs and upgrades to the plant, and additionally institutes operating policies and procedures designed to expand the system and improve its profitability.

     Recent significant acquisitions include the Company's acquisitions in September 1989, when it purchased systems serving approximately 82,000 subscribers in Bryan-College Station, Paris and Victoria, Texas, Clovis, New Mexico and Greenville, Mississippi and in 1995, systems serving approximately 72,000 subscribers in and around San Angelo, Texas and El Dorado, Fayetteville and Russellville, Arkansas. In 1996, the Company contributed 22 systems in Arkansas and Mississippi, serving approximately 175,000 subscribers, to TCA Cable Partners in exchange for a 75% interest in TCA Cable Partners. The remaining 25% interest in TCA Cable Partners is held by DR Partners ("Donrey") who contributed five systems in Arkansas, Oklahoma and California serving approximately 60,000 subscribers. The Vallejo, California system, one of the systems contributed by Donrey, was subsequently traded in 1996 for the Fort Smith, Arkansas system. Following its formation, TCA Cable Partners has acquired cable systems serving 8,100 subscribers in Van Buren and 21,000 subscribers in Jonesboro, Arkansas. The Company believes that partnerships and joint ventures are advantageous to acquiring strategic systems located near Company owned systems that the Company would otherwise not be in a position to purchase outright. In any partnership or joint venture, the Company currently intends to maintain a majority ownership interest and will manage the systems in each partnership. The Company believes that its future acquisitions are likely to include partnership and joint venture transactions as well as more conventional system acquisitions. See "-- Recent Developments."

     The following table provides historical data on the development of the Company's cable television systems. Information with respect to systems managed but not owned by the Company are excluded from the table.

                                                                                 NUMBER
                            MILES OF                 NUMBER                        OF
                             ACTIVE      HOMES      OF BASIC         BASIC       PREMIUM      PREMIUM
                             PLANT      PASSED     SUBSCRIBERS    PENETRATION    UNITS*     PENETRATION*
                            --------    -------    -----------    -----------    -------    ------------
Period Ended October 31,
  1993...................    10,216     649,415      476,312           73%       255,101         54%
  1994...................    10,413     651,250      486,852           75%       321,076         66%
  1995...................    12,671     761,621      573,951           75%       356,836         62%
  1996...................    15,226     891,458      670,500           75%       390,457         58%
  1997...................    16,275     935,438      702,659           75%       417,423         59%

---------------

* Premium units are calculated based on the number of premium services subscribed to per basic subscriber. Premium penetration equals the ratio of premium units to basic subscribers. Premium services include single channel services offered for a monthly fee per channel and each channel offered in a package.

     The Company currently owns and operates a total of 62 cable systems and manages two additional systems for third parties. The Company's cable systems primarily have bandwidth capacities ranging from 300 MHZ to 750 MHZ, which permit its systems to carry from 35 to 82 channels. The Company's current upgrade program calls for the continued implementation of fiber optic cable which has served a major role in expanding channel capacity, improving system reliability, reducing operating expenses and providing additional revenue-producing services. As of October 31, 1997, approximately 50% of the Company's subscribers are in systems employing fiber optic plant. The Company plans to perform test trials with digital compression technology in certain of its systems and expects to launch digital services to its subscribers in 1998. The Company expects that digital compression will enable it to increase the channel capacity of its cable systems in excess of 100 channels.

     As of October 31, 1997, approximately 70% of the Company's cable systems employed addressable technology and approximately 82% of the Company's subscribers have addressable converters. Addressable technology enables the cable operator to electronically control the cable television services to be delivered to each home, including pay-per-view programming. As a result, the Company can upgrade, downgrade or disconnect services to a subscriber immediately, without the delay or expense associated with dispatching a technician to the subscriber's home.

SUBSCRIBER SERVICES

     The Company offers services to its subscribers that are generally comparable to those offered by other cable television operators. The basic service offered by the Company typically includes signals of nearby over-the-air television stations carrying the major commercial networks; independent, specialty and educational stations; sports and educational programming; and additional satellite programming such as signals of out of region independent stations, news, sports and religious programming, and continuous news and weather information. The monthly service fee for basic service generally ranges from $9 to $14.

     The Company offers an additional level of service known as "expanded basic" service. Under this level of service the Company makes available to subscribers a variety of packaged programming, including news, sports, educational and entertainment channels and programs purchased from independent suppliers and combined in different formats to appeal to different tastes. Expanded basic service is provided at an additional monthly charge to basic service and the incremental fee generally ranges from $8 to $14. A new product tier, known as the "premier package," is now being introduced in systems where fiber optic rebuilds are either finished or nearing completion. The premier package offers the five to twelve channels most requested by customers in the system's area of service and the fee generally ranges from $5.95 to $6.95.

     As of October 31, 1997, approximately 90% of the Company's systems offer four premium service channels. Premium services include channels such as: The Movie Channel(R), Home Box Office(R), Showtime(R), Cinemax(R) and The Disney Channel(R), which offer feature motion pictures, concerts and other special features without commercial interruption. The Company's services do not include adult programming.

     Rates charged subscribers vary with the type of service selected. All of the Company's cable systems are subject to rate regulation. See "-- Legislation and Regulation." The Company's average monthly revenue per subscriber for the year ended October 31, 1997 was $30.81. In addition to monthly subscriber fees, the Company charges a one-time installation fee ranging from $24 to $42 to new subscribers. Monthly charges for equipment furnished to the customer generally range from $1 to $3. Additionally, the Company generally charges $8 to $11 per month for each premium subscription service. Premium service charges are sometimes discounted for multiple services. Subscribers are free to terminate service at any time.

     The Company also services commercial subscribers such as hotels, motels, hospitals, and apartments. The Company individually negotiates the installation and monthly fees for commercial subscribers.

ADVERTISING

     In addition to its cable systems, the Company owns CableTime, the largest third party turnkey advertising insertion provider for cable operators in the United States. CableTime services approximately 82 cable television operators in 467 systems, including the Company's systems, collectively reaching approximately 2.9 million subscribers. In 1996, the Company expanded its CableTime cable advertising insertion business through the acquisition of Cable One, a Pennsylvania-based cable advertising insertion provider serving approximately 46 cable television operators in over 200 systems.

     CableTime currently services select systems owned and operated by 21 of the 25 largest cable system operators in the United States, including Cox, TCI and Time-Warner. CableTime concentrates its advertising services in single geographic areas targeting a variety of cable operators in those areas to achieve maximum efficiencies. CableTime provides a complete cable advertising solution to both local and national advertisers by furnishing the components necessary to create commercials from start to finish including concept origination, design and production. Revenues from CableTime represented approximately 17%, 14% and 9% of total revenue in fiscal years 1997, 1996, and 1995, respectively.

PROGRAMMING AND SUPPLIERS

     TCA seeks and services long-term programming contracts for premium and basic service options from independent suppliers generally for a fixed fee per customer or for a fee equal to a specific portion of the amount charged by the Company for the service. Programming costs increase in the ordinary course of the Company's business as a result of increases in the number of subscribers, expansion of the number of channels provided to customers and contractual rate increases from programming suppliers. In order to improve programming buying efficiencies, the Company is a member of TeleSynergy, Inc., a consortium of twelve cable system operators who negotiate and purchase programming in bulk. The fees paid by the Company to independent suppliers are believed by the Company to be comparable to those paid by similarly situated cable television companies.

     National manufacturers of electronic equipment are the primary suppliers of equipment and materials utilized in the rebuild and upgrade of the Company's cable systems. Rebuild and upgrade costs of the Company's systems have increased during recent years and are expected to remain at or near the same level for the next several years, until the current expansion process is completed, but the Company does not anticipate it will have a material adverse impact. The Company anticipates it will continue to be able to fund construction out of internally generated funds. The Company historically has not experienced any difficulty in obtaining equipment or supplies.

     The programming provided under premium service, and in some cases under basic service, is acquired by the Company from independent sources for fees based on viewing subscribers.

MANAGEMENT SERVICES

     In addition to operating its own cable television systems, the Company provides general management services for two systems owned by entities affiliated with the Company ("Affiliated Companies"). The Company's management services include: accounting, auditing, billing, marketing, computer operations, purchasing, engineering, and other technical and administrative support services which the Company performs pursuant to management contracts. These services are charged to the systems on a fee basis equal to specified amounts per subscriber for each particular service performed or a specified percentage of revenue. Total revenues earned by the Company for management services in fiscal years 1997, 1996 and 1995 were $62,602, $61,975 and $60,388, respectively.

     The Company's management contract with one of the Affiliated Companies provides the Company a right of first refusal with respect to any proposed sales of any of the Affiliated Company's cable systems or with respect to any cable system acquisition opportunities which come to the attention of the Affiliated Company. The Company does not intend to exercise its right of first refusal with respect to relatively small cable systems which are contiguous to, or in the vicinity of, systems owned by the Affiliated Company.

     The Company believes that the terms of its management contracts with Affiliated Companies are at least as favorable to the Company as could be obtained with unaffiliated third parties in arm's-length transactions.

COMPETITION

     The Company encounters competition for the acquisition of existing systems and may encounter similar competition at the time of franchise renewal. The cable television industry has undergone significant consolidation in recent years. At the same time, the number of municipal authorities that have not awarded cable television franchises has rapidly diminished, and thus the competition for renewal of existing franchises has intensified. Furthermore, certain regulations restricting competition in the industry have recently been relaxed or rescinded, reflecting current and future policy objectives of the Federal Communications Commission ("FCC") and in Congress with respect to developing competition to cable operators. As a result of the foregoing, it may be expected that the Company will encounter increased competition from other entities having substantially greater resources than the Company. See
"-- Legislation and Regulation."

     Competition for the Company's cable services arises from numerous alternative entertainment and information sources such as movie theaters, terrestrial broadcast television stations, direct broadcast satellite ("DBS") operators, wireless cable operators, video cassette recorders, and other sources of home entertainment. Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The ability of the Company to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. Due to changes in technology and regulatory policies encouraging competition, the Company anticipates significantly increased competition, particularly from direct broadcast satellite systems, as well as telephone companies, providing video programming to subscribers.

     The Cable Television Consumer Protection and Competition Act of 1992 ("Cable Act of 1992") contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish earth station ("HSD") owners certain satellite-delivered cable programming at competitive costs. The FCC and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable systems. These technologies include, among others, DBS service whereby signals are transmitted by satellite to receiving facilities located on customer premises.

     DBS systems use video compression technology to increase the channel capacity of their systems to provide movies, broadcast stations and other program services comparable to those of cable systems. Digital satellite service offered by DBS systems currently has certain advantages over cable systems with respect to programming capacity and digital quality, as well as certain current disadvantages that include high up-front customer equipment costs, line of sight problems and a lack of local programming, local service and equipment distribution. While this service presents a competitive threat to cable, the Company currently is increasing channel capacity in many of its systems and upgrading its local customer service and technical support.

     Cable operators also compete with wireless distribution services such as multichannel, multipoint distribution services ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. Certain MMDS operators are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. In addition the Telecommunications Act of 1996 ("1996 Telecom Act") allows telephone companies and electric utility companies to provide video services in competition with services provided by cable systems. See
"-- Legislation and Regulation."

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Such changes could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of such changes is not known or estimatable.

EMPLOYEES

     On October 31, 1997, the Company had 1,654 full-time employees, none of whom was represented by a union. The Company has not experienced any work stoppages and considers its employee relations to be good. The Company's customer services are provided by employees rather than independent contractors.

LEGISLATION AND REGULATION

  Regulation

     General. Cable television systems are regulated extensively by federal, local and sometimes state authorities. Local and state regulations generally relate to the awarding of franchises, rate regulation, customer service standards and other operational requirements.

  Federal Regulation

     General. Federal regulation of cable television systems is affected primarily through the FCC. Regulations promulgated by the FCC contain detailed provisions relating to virtually all aspects of the cable industry including rate regulations, must carry and retransmission consent for carriage of broadcast signals, technical standards, customer service standards, competition, programming, franchise issues, commercial leased access channels, ownership of cable television systems, non-duplication of network programming, syndicated program exclusivity, sports program blackouts, equal employment opportunities, comprehensive reporting requirements, signal leakage standards emergency alert systems and other matters. The FCC is authorized to impose monetary fines on cable system operators for violations of FCC rules and may also issue cease and desist orders.

     Cable Communications Policy Act of 1984; the Cable Act of 1992; and the 1996 Telecom Act. On October 11, 1984, Congress passed the Cable Communications Policy Act of 1984 ("Cable Act of 1984"). A major objective of Congress in passing that law was to clarify the regulatory relationship between franchisers and cable operators. On October 5, 1992 Congress enacted the Cable Act of 1992, which expands the scope of cable industry regulation beyond that imposed by the Cable Act of 1984. The 1996 Telecom Act was signed into law on February 8, 1996. This new law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable regulation. Provisions of these laws which the Company believes may have a significant impact on its operations are summarized below.

     Rate Regulations. All of the Company's cable systems are or will be subject to rate regulation. Pursuant to the Cable Act of 1992, the FCC has established rate standards and procedures governing regulation of basic cable service rates. Franchising authorities may "certify" to the FCC that they will follow the FCC standards and procedures in regulating basic rates and, once such certification is made, the franchising authorities will assume rate regulation authority over basic rates. The Cable Act of 1992 also requires that the FCC, upon complaint from a franchising authority, review the "reasonableness" of rates for additional tiers of cable service. However, the 1996 Telecom Act ends FCC rate regulation of such additional tiers of service as of March 31, 1999, although legislation is pending before Congress, which, if enacted, would extend that date. Only rates for premium pay channels and single event pay-per-view services are excluded entirely from rate regulation. Additionally, the Cable Act of 1992 imposes rate regulation pursuant to an FCC formula for the sale and lease of cable equipment such as converters, remote controls and additional outlets "on the basis of actual cost." It is impossible to predict the exact impact of rate regulation upon existing and future rates of the Company, but such rate regulation could result in denial of requested rate increases and in reduction of existing rate levels. In addition, proposals for even more stringent rate regulation, including a rate freeze, are pending before Congress and the FCC. The Company can not predict whether or to what extent new rate regulation may be adopted.

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

     Retransmission Consent. The Cable Act of 1992 establishes a choice for broadcasters between "must carry" rights (as described below) or "retransmission consent" rights. As of October 1993, cable operators are required to secure permission from broadcasters that have selected retransmission consent before retransmitting the broadcaster's television signals. Local and distant broadcasters can require cable operators to make payments as a condition to granting such consent for carriage of the broadcast stations on the Company's cable systems.

     The Cable Act of 1992 imposes obligations to carry "local" broadcast stations should such stations choose a "must carry" right as opposed to the "retransmission consent" right described above. Generally, the cable operator must dedicate up to approximately one-third of its channel capacity for carriage of commercial television stations and additional channels for non-commercial television stations. The constitutionality of these must carry requirements was affirmed in March 1997 by the U.S. Supreme Court.

     Programming Costs and Exclusivity. Pursuant to the Cable Act of 1992, the FCC has adopted regulations regarding the sale and acquisition of cable programming in which a cable operator has an attributable interest. The legislation and the subsequent FCC regulations preclude most exclusive programming contracts, limit to some degree "volume discounts" for programming that can be offered to affiliated cable operators, and require that such cable programmers make their programming services available to competing video technologies such as wireless cable systems and direct to the home broadcast satellite operators on terms and conditions that do not discriminate against such competing technologies.

     Ownership Restrictions and Market Entry. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban and the FCC's video dial tone regulations. This allows local exchange carriers ("LECs"), including the regional Bell Operating Companies, to compete with cable operators both inside and outside their telephone service areas. Cable systems could be placed at a competitive disadvantage if the delivery of video services by LECs becomes widespread since LECs are not required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable systems under such franchises. Because of their resources and cross-subsidization issues, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

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

     The FCC recently adopted rules relating to the ownership of cable wiring located inside multiple dwelling unit complexes. The FCC has concluded that such wiring can, in certain cases, be unilaterally acquired by the complex owners, making it easier for complex owners to terminate service from the incumbent cable operator in favor of a new entrant.

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

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. However, many of the specific terms and conditions for such interconnection will remain uncertain until they are resolved by the courts, the FCC and state regulatory commissions.

     Customer Service/Technical Standards. Pursuant to the Cable Act of 1992, the FCC has adopted regulations establishing comprehensive standards for customer service and technical system performance. Franchising authorities are allowed to enforce stricter customer service requirements than the FCC standards.

     Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties.

     Other Provisions. The Cable Act of 1992 contains a host of other regulatory provisions. Together with the Cable Act of 1984 and the 1996 Telecom Act, the comprehensive regulatory framework for cable television systems has been created. Violation by a cable operator of the statutory provisions or the rules and regulations of the FCC can subject the operator to substantial monetary penalties and other significant sanctions.

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

     Many of the specific obligations imposed on cable television systems under these laws and regulations are complex, burdensome and will continue to increase the Company's cost of doing business. Various provisions of the Federal laws and regulations applicable to cable television have been appealed in the courts. The outcome of some of those appeals and the potential impact on the Company is uncertain. In addition, regulatory requirements for cable television are subject to continual changes through actions of Federal, state and local governmental authorities.

ENVIRONMENTAL REGULATION

     As an owner, lessee and operator of real property, the Company is subject to Federal, state and local environmental laws and regulations relating to disposal of waste and hazardous materials, cleanup of contaminated property and operation of underground storage tanks. The Company believes that it is in material compliance with all applicable environmental laws and regulations.

COPYRIGHT ACT

     Cable television systems are subject to the Copyright Act of 1976 (the "Copyright Act"). The Copyright Act requires the carrier of television signals to have a copyright license. The license for television broadcast signals is compulsory under the provisions of the Copyright Act and subjects the licensee to be in compliance with certain copyright and FCC regulations. Additionally, a semiannual royalty payment must be made to the U.S. Copyright Office and is generally calculated as a percentage of each system's gross receipts. The U.S. Copyright Office is empowered to review and increase copyright rates.

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

     Various legislative proposals have been introduced and considered from time to time in Congress that, if adopted, would materially revise the Copyright Act. The proposals include, among other things, a significant increase in the rate structure for royalty fees, imposition of restrictions on carriage of television broadcast programming and elimination of the compulsory license for cable system carriage of television broadcast signals. The U.S. Copyright Office recently recommended to Congress substantial changes in the cable compulsory license and similar recommendations have been made by other government agencies and interested parties. Although none of these proposals has been enacted, it can be expected that similar proposals to change the Copyright Act and royalty fee structure will be made in the future, and if enacted, could have an unfavorable impact on the Company.

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

     Effective January 1, 1987, rates charged to subscribers could no longer be regulated by local authorities in areas where the FCC determined that cable television systems were subject to "effective competition." Congress in the Cable Act of 1992 amended the effective competition standard in a manner that subjects virtually all of the Company's systems to rate regulation. See
"-- Legislation and Regulation."

     FCC rules and some franchises generally require approval by the franchising authority for the sale of a system. See "-- Legislation and Regulation." Most of the Company's franchises can be terminated prior to their stated expiration for breach of material provisions. The Company holds approximately 235 franchises with unexpired terms ranging generally from one to 40 years. No one franchise accounts for more than 10% of the Company's total revenue.

     Franchises have historically been renewed for companies that have provided adequate service and have complied generally with the franchise terms. Additionally, the Cable Act of 1984 established renewal procedures designed to protect incumbent franchisees against arbitrary denial of renewal. The Company believes that it has provided satisfactory levels of service and has maintained favorable relationships with local communities and anticipates that all or substantially all of its franchises will be renewed, although there can be no assurance of such renewals. In addition, other applicants have an opportunity to compete for the franchise upon its expiration. See "-- Competition." In connection with a renewal, the franchising authority may impose different and more stringent terms, the impact of which cannot be predicted. To date, however, all of the Company's franchises have been renewed or extended, generally at, or prior to, their stated expirations, and on modified, but not unduly burdensome, terms.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contains statements that are forward-looking, such as statements relating to plans for future expansion and other business development activities as well as other capital spending, financing sources and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future and, accordingly, such results may differ from those expressed in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, changes in federal or state tax laws or the administration of such laws and changes in laws or regulations.

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

     The Company leases a building in Tyler, Texas, which houses its headquarters. The building is owned by a corporation partially owned by the estate of Mr. Rogers, a former officer and director of the Company, and the Company may cancel the lease at any time. The Company believes the terms of such lease are at least as favorable as would be obtainable from a third party lessor. The Company also owns and leases various offices, tower sites, microwave locations, test equipment and service vehicles, no one of which is considered material to the Company or its business.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to certain legal proceedings arising in the ordinary course of business, none of which are believed to be material to the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Price Range of Common Stock

     The Company's common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market System under the symbol "TCAT." The following table shows the range of high and low bids for the Common Stock of the Company in the over-the-counter market for each fiscal quarter beginning with the quarter ended January 31, 1996, as reported by Nasdaq. The quotations represent prices in the over-the-counter market between dealers in securities, and do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                       QUARTER ENDED:                          HIGH      LOW
                       --------------                         ------    ------
01/31/96....................................................  $31.00    $26.25
04/30/96....................................................   35.00     27.25
07/31/96....................................................   30.63     25.00
10/31/96....................................................   27.25     23.75
01/31/97....................................................   32.00     26.38
04/30/97....................................................   33.63     29.50
07/31/97....................................................   40.38     31.50
10/31/97....................................................   42.75     37.00

     (b) Approximate Number of Equity Security Holders

                                                                  APPROXIMATE NUMBER OF
                                                                     EQUITY HOLDERS
                       TITLE OF CLASS                           (AS OF DECEMBER 31, 1997)
                       --------------                           -------------------------
Common Stock $0.10 Par Value                                              3,600

     (c) Dividends

     During the fiscal year ended October 31, 1997, cash dividends were paid to shareholders in the amount of $15,892,884 ($.16 per share paid in January, April, July and October, 1997). During the prior fiscal year, $13,846,432 in cash dividends were paid to shareholders ($.14 per share paid in January, April, July, and October, 1996). At the December 17, 1997 regularly scheduled Board of Directors meeting, a cash dividend of $.16 per share for the quarter ending January 31, 1998, was declared. This dividend was payable January 20, 1998, to shareholders of record as of January 6, 1998.

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

                                                       YEAR ENDED OCTOBER 31,
                                      --------------------------------------------------------
                                        1997        1996        1995      1994(1)       1993
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Operations for the period indicated:
  Total revenues....................  $307,501    $253,308    $190,708    $162,300    $152,291
  Costs and expenses................   269,361     218,368     159,419     141,225     131,842
  Net income........................    38,140      34,940      31,289      21,075      20,449
  Earnings per share of common
     stock..........................      1.53        1.41        1.27        0.86        0.83
Financial position at the end of the
  periods indicated:
  Total assets......................   721,132     663,997     454,089     286,213     288,077
  Term debt.........................   317,025     314,493     262,213     126,447     143,253
  Total shareholders' equity........   170,667     146,332     118,148      98,897      90,251
Cash dividends per common share.....      0.64        0.56        0.48        0.44        0.40

---------------

(1) The Company adopted Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes," during the first quarter of 1994 by recognizing a one-time cumulative effect adjustment which reduced net income by $1.9 million.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by reference to, the audited consolidated financial statements of the Company appearing elsewhere herein.

OVERVIEW

     The Company is engaged in the development, operation and management of cable television systems. As of October 31, 1997, based on number of subscribers, the Company is the sixteenth largest cable television operator in the United States serving approximately 703,000 subscribers through 62 cable television systems which passed approximately 935,000 homes. Over 90% of the Company's subscribers are located in regional clusters primarily in Texas, Louisiana and Arkansas. The Company also operates clusters in Oklahoma and has one system in each of Idaho, Mississippi and New Mexico. The Company intends to continue to concentrate its activities in these and similar non-urban markets where residents rely on cable television to provide quality reception and services, referred to by the Company as "classic cable markets." In addition, through CableTime the Company is the largest third party turnkey advertising insertion provider serving the cable television industry in the United States.

     The Company has recently been experiencing significant growth in its operations. Over the last three fiscal years, revenues, EBITDA (as herein defined), and net income have grown at annual compound growth rates of 24%, 17% and 22%, respectively. Such growth has resulted primarily from strategic acquisitions, and also from internal subscriber growth, and the introduction of new products and services.

     The Company's cable revenues are derived from subscriber fees for basic, expanded basic, premium and pay-per-view television services, cable installation fees, long distance and internet access fees and the sale of local advertising time on its cable systems. Cable revenues for the year ended October 31, 1997 increased 16% (8% excluding acquisitions) compared to the same period for 1996, and represented 83% of the Company's total revenues in fiscal 1997.

     The Company also derives revenues from CableTime. For the fiscal year ended October 31, 1997, advertising insertion revenues represented 17% of the Company's total revenues. As of October 31, 1997, CableTime provided services to 82 cable television operators in 467 markets, including the Company's systems, collectively reaching approximately 2.9 million subscribers. CableTime revenues for the year ended October 31, 1997 increased 54% (38% excluding acquisitions) compared to the same period for 1996. During the three year period from November 1, 1994 through October 31, 1997, CableTime's revenues increased at a compound annual growth rate of 62%, primarily as a result of CableTime's acquisition of Cable One Corporation, an advertising insertion company based in Pennsylvania ("Cable One") in May 1996, and greater demand for advertising insertion services by cable system operators.

FINANCIAL HIGHLIGHTS

     The following table provides segment information for the periods indicated.

                                                                 ADVERTISING
                                                      CABLE       INSERTION      TOTAL
           YEAR ENDED OCTOBER 31, 1997:              --------    -----------    --------
                                                           (DOLLARS IN THOUSANDS)
  Revenues.........................................  $253,813      $53,688      $307,501
  Operating income.................................    84,718        6,903        91,621
  Depreciation and amortization ...................    42,280        1,975        44,255
  Capital expenditures, including acquisitions.....    58,340        3,410        61,750
  Identifiable assets..............................   689,127       32,005       721,132
YEAR ENDED OCTOBER 31, 1996:
  Revenues.........................................  $218,386      $34,922      $253,308
  Operating income.................................    75,899        6,088        81,987
  Depreciation and amortization....................    36,255        1,269        37,524
  Capital expenditures, including acquisitions.....    68,631        4,932        73,563
  Identifiable assets..............................   635,972       28,025       663,997
YEAR ENDED OCTOBER 31, 1995:
  Revenues.........................................  $172,822      $17,887      $190,709
  Operating income.................................    61,494        4,319        65,813
  Depreciation and amortization ...................    27,350        1,001        28,351
  Capital expenditures, including acquisitions.....    60,106          803        60,909
  Identifiable assets..............................   441,619       12,470       454,089

     The following table sets forth for the periods indicated certain operations data expressed as a percentage of total revenues.

                                                           PERCENTAGE OF REVENUES FOR
                                                             YEAR ENDED OCTOBER 31,
                                                           --------------------------
                                                            1997      1996      1995
                                                           ------    ------    ------
Revenues from:
  Basic and expanded basic subscriptions.................    62.9%     65.7%     66.7%
  Premium and Pay-Per-View...............................    13.1      14.9      17.1
  Advertising(1).........................................    18.1      14.5      10.9
  Other sources..........................................     5.9       4.9       5.3
                                                           ------    ------    ------
          Total revenues.................................   100.0%    100.0%    100.0%
Operating expenses:
  Salaries, wages and benefits...........................    18.4%     17.2%     17.2%
  Programming costs......................................    26.3      24.4      22.9
  Other operating expenses...............................     3.4       3.3       3.5
  Selling, general and administrative....................     7.7       7.9       7.0
  Depreciation and amortization..........................    14.4      14.8      14.9
                                                           ------    ------    ------
          Total operating expenses.......................    70.2%     67.6%     65.5%
Operating income.........................................    29.8%     32.4%     34.5%
Other income.............................................      .1        .1        .2
Other expenses:
  Interest expense.......................................     7.2       8.6       7.3
  Minority interest......................................     2.3       1.3        --
  Income tax.............................................     8.0       8.8      11.0
                                                           ------    ------    ------
Net income...............................................    12.4%     13.8%     16.4%

---------------

(1) Includes revenues from both the Company's cable advertising business and net cable advertising revenues from third parties.

  Year Ended October 31, 1997 Compared to Year Ended October 31, 1996

     Revenues. Revenues increased by $54.2 million, or 21.4%, during the year ended October 31, 1997 compared to the year ended October 31, 1996. Management attributes approximately $15.3 million, or 28.2%, of the revenue increase to internal growth in cable systems; $16.2 million, or 29.9%, to cable system acquisitions; $9.9 million, or 18.3%, to internal growth in the Company's advertising insertion business; $8.9 million, or 16.4%, to advertising insertion acquisitions; and $3.9 million, or 7.2%, to long distance and internet access.

     Revenues from basic and expanded basic cable television subscriptions increased $26.9 million, or 16.1%, during the year ended October 31, 1997 compared to the year ended October 31, 1996. As a percentage of revenues, revenues from basic and expanded basic subscriptions decreased to 62.9% of revenues for 1997 compared to 65.7% for 1996. Revenues from premium subscriptions and pay-per-view increased $2.5 million, or 6.7%, during 1997 compared to 1996. As a percentage of revenues, revenues from premium subscriptions and pay-per-view decreased to 13.1% during 1997 compared to 14.9% during 1996. The reduced percentages of revenues attributable to basic, expanded basic, premium subscriptions and pay-per-view are the result of the increased significance of cable advertising insertion revenues to the Company. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $19.0 million, or 51.9%, to $55.6 million for the year ended October 31, 1997 compared to $36.6 million for the year ended October 31, 1996. As a percentage of revenues, cable advertising revenues increased to 18.1% during 1997 compared to 14.5% during 1996. Other revenues increased $5.8 million, or 46.9%, during 1997 compared to 1996 primarily due to the addition of

$3.9 million of long distance and internet access revenues. As a percentage of revenues, revenues from other sources increased to 5.9% in 1997 compared to 4.9% in 1996.

     Expenses. Operating expenses increased $44.6 million, or 26.0%, in fiscal 1997 compared to fiscal 1996. As a percentage of revenues, operating expenses increased to 70.2% for fiscal 1997 compared to 67.6% for fiscal 1996, reflecting the increased significance of the Company's cable advertising insertion business, which experiences lower margins than the Company's cable system operations. The increase in operating expenses during the year ended October 31, 1997 is primarily due to the acquisitions of cable systems and the increase in the cable advertising insertion business relative to the cable business.

     Salaries, wages and benefits increased $12.9 million, or 29.6%, during fiscal 1997 compared to fiscal 1996. As a percentage of revenues, salaries, wages and benefits were 18.4% for fiscal 1997 compared to 17.2% for fiscal 1996. Programming costs increased $19.2 million, or 31.1%, during fiscal 1997 compared to fiscal 1996. As a percentage of revenues, programming costs were 26.3% for fiscal 1997 and 24.4% for fiscal 1996. The increase in programming costs is the result of increases of $10.0 million in cable programming costs, $6.6 million in the Company's payments to other cable operators of a percentage of advertising sales and $2.6 million in network access fees in the long distance business. Other operating expenses increased $1.9 million, or 22.1%, during fiscal 1997 compared to fiscal 1996. As a percentage of revenues, other operating expenses were 3.4% for fiscal 1997 and 3.3% for fiscal 1996. Selling, general and administrative expense increased $3.8 million, or 19.2%, during fiscal 1997 when compared to fiscal 1996. As a percentage of revenues, selling, general and administrative expenses were 7.7% for fiscal 1997 and 7.9% for fiscal 1996. Depreciation and amortization increased $6.7 million, or 17.9%, during fiscal 1997 when compared to fiscal 1996. As a percentage of revenues, depreciation and amortization was 14.4% for fiscal 1997 and 14.8% for fiscal 1996.

     Interest expense increased $0.2 million, or 1.1%, in fiscal 1997 compared to fiscal 1996 as a result of increased borrowings to fund acquisitions. The Company's weighted average interest rate approximated 6.8% at both October 31, 1997 and 1996.

     Income Taxes. The Company's provision for income taxes was $24.6 million and $22.2 million in fiscal 1997 and 1996, respectively. The increase in taxes of 10.8% in fiscal 1997 compared to fiscal 1996 was a result of a 9.8% increase in income before income tax and an increase in the effective tax rate to 39.2% in fiscal 1997 compared to 38.9% for fiscal 1996.

     Minority Interest. Minority interest in earnings related to TCA Cable Partners was $7.1 million for fiscal 1997 and $3.2 million for 1996. See "Business -- Development of Cable Systems."

  Year Ended October 31, 1996 Compared to Year Ended October 31, 1995

     Revenues. Fiscal 1996 revenues increased by $62.6 million, or 32.8%, over fiscal 1995 revenues. The revenue increase during fiscal 1996 compared to fiscal 1995 was the result of increased revenue of $9.4 million, or 14.9%, from existing customers; $6.6 million, or 10.6%, from internal growth in advertising revenue; $9.3 million, or 14.8%, from acquisitions of advertising companies; and $37.3 million, or 59.7%, from cable system acquisitions. During fiscal 1996 compared to fiscal 1995, the Company's revenues from cable advertising increased $15.9 million, or 76.7%. As a percentage of revenues, revenues from cable advertising were 14.5% for fiscal 1996 and 10.9% for fiscal 1995. During fiscal 1996, revenues from basic and expanded basic service increased $39.3 million, or 30.9%. As a percentage of revenues, revenues from basic and expanded basic subscriptions were 65.7% for fiscal 1996 and 66.7% for fiscal 1995. During fiscal 1996, revenues from premium and pay-per-view subscriptions increased $5.1 million, or 15.7%, as a result of the addition of approximately 65,000 premium subscribers through acquisitions, offset by the loss of approximately 32,000 premium subscribers from existing systems. As a percentage of revenues, revenues from premium subscriptions and pay-per-view were 14.9% for fiscal 1996 and 17.1% for fiscal 1995. During fiscal 1996, revenues from other sources increased $2.4 million, or 22.1%. As a percentage of revenues, revenues from other sources were 4.9% for fiscal 1996 and 5.3% for fiscal 1995.

     Expenses. Operating expenses increased $46.4 million, or 37.2%, in fiscal 1996 compared to fiscal 1995. As a percentage of revenues, operating expenses increased to 67.6% for fiscal 1996 compared to 65.5% for fiscal 1995. The increase in operating expenses was primarily the result of additional systems acquired in the Alexandria, Louisiana and TCA Cable Partners' acquisitions, which resulted in an additional 100,000 cable subscribers, and the acquisition of Cable One in May 1996 which resulted in an additional 200 advertising insertion markets servicing 1.2 million subscribers at fiscal 1996, compared to fiscal 1995. The Cable One acquisition created additional expenses such as advertising agency commissions, third party billing services, property taxes and utility expenses. See "Business -- Advertising."

     Salaries, wages and benefits increased $10.8 million, or 32.8%, during fiscal 1996 compared to fiscal 1995. As a percentage of revenues, salaries, wages and benefits were 17.2% for each of fiscal 1996 and 1995. Programming costs increased $18.1 million, or 41.4%, during fiscal 1996 compared to fiscal 1995. As a percentage of revenues, programming costs were 24.4% for fiscal 1996 and 22.9% for fiscal 1995. Other operating expenses increased $1.8 million, or 27.1%, during fiscal 1996 compared to fiscal 1995, principally as the result of increased pole rental payments resulting from system acquisitions. As a percentage of revenues, other operating expenses were 3.3% for fiscal 1996 and 3.5% for fiscal 1995. Selling, general and administrative expenses increased $6.6 million, or 49.4%, during fiscal 1996 when compared to fiscal 1995. As a percentage of revenues, selling, general and administrative expenses were 7.9% for fiscal 1996 and 7.0% for fiscal 1995. Depreciation and amortization increased $9.2 million, or 32.4%, during fiscal 1996 when compared to fiscal 1995. As a percentage of revenues, depreciation and amortization was 14.8% for fiscal 1996 and 14.9% for fiscal 1995.

     Interest expense increased $8.1 million, or 58.4%, in fiscal 1996 compared to fiscal 1995 as a result of borrowings under the Company's Bank Credit Facilities to finance the Company's acquisition of cable television properties.

     Income Taxes. The Company's provision for income taxes was $22.2 million and $21.0 in fiscal 1996 and 1995, respectively. The increase in taxes of 5.6% in fiscal 1996 compared to fiscal 1995 was as a result of a 9.2% increase in income before income tax and a decrease in the effective tax rate from 38.9% in fiscal 1996 compared to 40.2% for fiscal 1995.

     Minority Interest. Minority interest in earnings was $3.2 million for fiscal 1996. No minority interest existed in fiscal 1995. See
"Business -- Development of Cable Systems."

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically been able to meet its current and long-term liquidity and capital requirements, including dividends and fixed charges, through cash flow generated from operating activities, existing cash, bank lines of credit and other external financing.

     Net cash flow from operating activities increased 11.4% to $100.9 million in fiscal 1997 from $90.5 million in fiscal 1996. The increase was principally due to cable system acquisitions and internal growth in cable operations.

     At October 31, 1997, the Company had $193.0 million in borrowings under its bank credit facilities. The Company had $170 million borrowed under The Primary Credit Facility which provides for up to $200 million in borrowings by the Company and expires on June 30, 2002 with 16 quarterly commitment reductions commencing September 1998. The Primary Credit Facility provides for interest to be paid quarterly at prime or LIBOR plus an applicable margin. Additionally, in connection with the planned TCI Acquisition, the Company intends to increase the Primary Credit Facility by $150 million (see discussion below). At October 31, 1997 the Company also had $23.0 million borrowed under additional credit facilities with two banks. The additional bank credit facilities provide for up to $25.0 million and $4.0 million in borrowing by the Company and expire June 1998 and March 1998, respectively. During fiscal years 1997, 1996 and 1995, the Company borrowed approximately $108.9 million, $157.6 and $315.8 million, respectively, and repaid approximately $106.4 million, $105.3 million, and $180.0 million, respectively. At October 31, 1997, the Company's bank debt carried a weighted average interest rate of 6.4%.

     On September 27, 1989, the Company completed a $100 million private placement of debt securities due August 1999 bearing an interest rate of 9.0%. The terms of the securities call for the repayment of principal in semiannual installments beginning February 1993. In addition, on June 23, 1995, the Company completed a $100 million private placement of debt securities due June 2005 bearing an interest rate of 7.26%. The terms of these securities call for the repayment of principal in annual installments beginning in June 1999.

     The Company believes that EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. The Company's ratio of indebtedness to EBITDA was 2.5x, 2.7x and 2.8x in the fiscal years ended 1997, 1996 and 1995, respectively. The Company's interest coverage ratio, defined as the ratio of EBITDA to total interest expense, was 5.8x, 5.3x and 6.8x in the fiscal years ended 1997, 1996 and 1995, respectively.

     The Company's capital expenditures totaled $51.8 million in fiscal 1997, $45.9 million in fiscal 1996 and $39.8 million in fiscal 1995. Funds were applied primarily toward the upgrade of the Company's cable systems and the purchase of subscriber equipment, including converter boxes. The Company has principally financed its capital expenditures through funds generated by its operating activities, and to a lesser extent, by bank borrowings and private placements of debt securities. The Company expects to continue the upgrade of its cable systems in 1998 and anticipates total capital expenditure requirements in fiscal 1998 to be comparable to levels experienced in 1997.

     As part of the Company's growth strategy the Company has been actively acquiring cable systems which meet the Company's acquisition criteria. The Company has funded its acquisitions through internally generated funds, private placements of debt securities, bank financing and capital contributions from Donrey. Donrey contributed five cable systems in Arkansas serving approximately 60,000 subscribers at the formation of TCA Cable Partners. See
"Business -- Development of Cable Systems." In fiscal years 1997, 1996 and 1995, the Company expended approximately $41.2 million, $78.1 million and $150.7 million, respectively, on cable system acquisitions. The Company anticipates the acquisition of additional systems in selected markets in the future. See "Business -- Development of Cable Systems."

     Also on May 1, 1996, the Company acquired Cable One Corporation ("Cable One"), a cable television advertising sales company based in Williamsport, Pennsylvania. Cable One represents approximately 200 cable television systems serving approximately 1.2 million subscribers primarily in the Northeastern United States. The Company issued 266,667 shares of its Common Stock (159,828 shares of which were issued from treasury), valued at $8 million at the acquisition date, for 100% of the stock of Cable One. Acquired intangibles accounted for approximately $6 million of the $8 million purchase price. The Company also paid $1.8 million for a non-compete agreement. Cable One is managed by TCA's advertising sales subsidiary, Cable Time.

     The Company paid dividends on its Common Stock totaling approximately $15.9 million, or $0.64 per share, in fiscal 1997, $13.8 million, or $0.56 per share, in fiscal 1996 and $11.8 million, or $0.48 per share, in fiscal 1995.

     The Company believes that net cash provided by operating activities, borrowings under its bank credit facilities and the Company's ability to obtain financing will provide adequate sources of short-term and long-term liquidity in the future.

     Consistent with the Company's regional clustering strategy, in November 1997 the Company entered into an agreement with TCI American Cable Holdings IV, L.P. (the "TCI Affiliate"), an affiliate of Tele-Communications, Inc., to form a partnership, TCA Cable Partners II (the "TCI Transaction"). The Company will contribute to TCA Cable Partners II certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate will contribute its systems in North Texas and Western Louisiana serving approximately 150,000 subscribers and $247.9 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems to be contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company intends to finance the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's Primary Credit Facility and the issuance of $150 million in public debt. Upon closing The TCI Transaction, the Company will extend a loan to TCA Cable Partners II in the aggregate amount of the unsecured debt of TCA Cable Partners II. TCA Cable Partners II will in turn use the proceeds of the loan to retire such debt. TCA Cable Partners II will be consolidated in the financial statements of TCA and 20% of the estimated fair value of TCA Cable Partners II net assets will be recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning in February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II will be managed by the Company, and the Company expects the contribution of assets and debt from the Company and the TCI Affiliate to occur on February 2, 1998. Assuming the closing of the TCI Transaction, the Company on a pro forma basis will serve approximately 850,000 subscribers. The closing is conditioned, among other things, upon the receipt of various regulatory consents and other approvals. Because, among other things, the TCI Transaction is subject to receipt of approvals that are outside the control of the Company, there can be no assurance that the TCI Transaction will be consummated.

     On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. The Company has received a preliminary rating of BBB+ from Standard & Poor's and Baa2 from Moody's. As noted above, the Company plans to issue $150 million in public debt in February, 1998 to finance the TCI Transaction. In connection with this contemplated debt offering, the Company entered into treasury lock transactions with a notional amount totaling $100 million in August 1997 (the "Treasury Locks"). The Treasury Locks are designated as a hedge against future interest rate changes prior to the anticipated closing of the contemplated debt offering. At October 31, 1997, the Company's liability associated with the Treasury Locks approximated $5.1 million as a result of declining interest rates. The offset to this liability, which is included in accrued expenses in the accompanying consolidated balance sheet, has been capitalized in prepaid expenses and other assets in the accompanying consolidated balance sheet. In January 1998, the Treasury Locks were terminated at a cost of $7.9 million. The cost will be amortized over the term of the public debt as an interest rate yield adjustment. If plans for issuance of the public debt are terminated, the deferred Treasury Locks termination cost of $7.9 million will be charged to expense.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Earnings Per Share (SFAS 128)

     The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), during the fiscal year ending October 31, 1998. SFAS 128 established simplified accounting standards for computing earnings per share and makes them comparable to international earnings per share standards. If SFAS 128 had been applied during 1997, the Company's basic and diluted earnings per share would have been $1.54 and $1.53, respectively.

  Disclosure of Information about Capital Structure (SFAS 129)

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 is applicable to all entities and requires that disclosure about any entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS 129 is effective for financial statements for periods ending after December 15, 1997.

  Reporting Comprehensive Income (SFAS 130)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components.

  Disclosures about Segments of an Enterprise and Related Information (SFAS 131)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements.

YEAR 2000 IMPACT

     During the fiscal year ended October 31, 1997, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's computer operations. The issue surrounding the Year 2000 is whether the Company's computer systems will properly recognize date sensitive information when the year changes to 2000, or "00." Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company has not completed their initial assessment of the impact the Year 2000 may have on their computer operations, management can not estimate the costs associated with ensuring the Company's systems are Year 2000 compliant. Although the Company is in the initial phases of determining the impact of the Year 2000, management anticipates completion of the project by January 1999, allowing adequate time for testing. However, there can be no assurance that the Company's systems nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEMS 10-13.

     The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is hereby incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 26, 1998, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following consolidated financial statements of TCA Cable TV, Inc. and Subsidiaries, otherwise includable under Item 8, are included in this Item 14.

                                                                               PAGES
                                                                               -----
14(A)(1)      TCA CABLE TV, INC. AND SUBSIDIARIES FINANCIAL STATEMENTS:
  (i)         Report of Independent Accountants...........................          F-1
              Consolidated Balance Sheets as of October 31, 1997 and
  (ii)        1996........................................................          F-2
  (iii)       Consolidated Statements of Operations for the years ended
              October 31, 1997, 1996 and 1995.............................          F-3
              Consolidated Statements of Changes in Shareholders' Equity
  (iv)        for the years ended
              October 31, 1997, 1996 and 1995.............................          F-4
  (v)         Consolidated Statements of Cash Flows for the years ended
              October 31, 1997, 1996 and 1995.............................          F-5
  (vi)        Notes to Consolidated Financial Statements..................   F-6 - F-15

14(A)(2) FINANCIAL STATEMENT SCHEDULES:

     None.

14(A)(3) EXHIBITS:

  EXHIBIT
  -------
   2         General Partnership Agreement of TCA Cable Partners II dated as of November 13, 1997.(1)
   3.1       Articles of Incorporation.(2)
   3.2       Articles of Amendment to Articles of Incorporation.(3)
   3.3       Articles of Amendment to Articles of Incorporation.(3)
   3.4       Articles of Amendment to Articles of Incorporation.(4)
   3.5       Amended and Restated Bylaws.(1)
   4.1       Form of Stock Certificate.(2)
   4.2       Rights Agreement, dated as of January 15, 1998, between the
             Company and ChaseMellon Shareholder Services, L.L.C. which includes the Certificate of Designations for the Series A
             Junior Participating Preferred Stock as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights
             to Purchase Shares as Exhibit C.(5)
   9         None.
  10         None.
  11         None.
  12         None.
  13         None.
  16         None.
  18         None.
  21         Subsidiaries of the Registrant.(1)
  22         None.
  23         Consent of Coopers & Lybrand L.L.P.(1)
  24         None.
  27         Financial Data Schedule.(1)
  28         None.
  99         None.

---------------

(1) Filed herewith.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated by reference herein.

(3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated by reference herein.

(4) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27, 1994, and incorporated by reference herein.

(5) Previously Filed as an exhibit to the Registrant's form 8-K dated January 15, 1998 and incorporated by reference herein.

14(B) REPORTS ON FORM 8-K:

     The Company filed reports on Form 8-K reporting Item 5 -- Other Events on August 1, 1997, August 7, 1997 and October 15, 1997.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCA Cable TV, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Dallas, Texas
January 15, 1998

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1997 AND 1996

                                     ASSETS

                                                                  1997             1996
                                                              -------------    -------------
Cash........................................................  $   3,270,190    $   3,473,443
Accounts receivable, subscribers............................     15,852,757       12,408,291
Accounts receivable, other..................................      1,017,070          666,957
Income tax receivable.......................................        529,830        1,001,709
Notes receivable, affiliates................................             --           80,000
Investments.................................................             --        4,714,629
Property, plant and equipment, at cost:
  Land......................................................      4,110,347        3,313,883
  Distribution systems......................................    380,864,913      340,766,176
  Transportation equipment..................................     11,277,388        9,686,330
  Other.....................................................     40,994,072       32,386,113
                                                              -------------    -------------
                                                                437,246,720      386,152,502
  Less accumulated depreciation.............................   (208,416,640)    (186,892,042)
                                                              -------------    -------------
                                                                228,830,080      199,260,460
                                                              -------------    -------------
Other assets:
  Intangibles, net of accumulated amortization of
     $98,669,961 and $84,660,150, respectively..............    464,602,414      441,189,861
  Prepaid expenses and other assets.........................      7,029,979        1,201,281
                                                              -------------    -------------
                                                                471,632,393      442,391,142
                                                              -------------    -------------
                                                              $ 721,132,320    $ 663,996,631
                                                              =============    =============

                                        LIABILITIES

Accounts payable............................................  $  12,047,781    $  12,137,215
Accrued expenses............................................     23,653,545       14,671,323
Subscriber advance payments.................................      3,522,240        4,909,936
Deferred income taxes.......................................     71,580,000       59,580,000
Term debt...................................................    317,025,181      314,492,583
                                                              -------------    -------------
                                                                427,828,747      405,791,057
                                                              -------------    -------------
Redeemable minority interest................................    122,636,878      111,873,245
Contingencies and commitments

                                    SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued...................................             --               --
Common stock, $0.10 par value, 60,000,000 shares authorized;
  24,991,048 and 24,931,931 shares issued, respectively.....      2,499,105        2,493,193
Additional paid in capital..................................     51,845,522       49,984,093
Retained earnings...........................................    119,108,443       96,861,418
                                                              -------------    -------------
                                                                173,453,070      149,338,704
Less treasury stock, at cost, 113,000 and 123,000 shares,
  respectively..............................................     (2,786,375)      (3,006,375)
                                                              -------------    -------------
                                                                170,666,695      146,332,329
                                                              -------------    -------------
                                                              $ 721,132,320    $ 663,996,631
                                                              =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                       1997            1996            1995
                                                   ------------    ------------    ------------
CATV revenues....................................  $307,501,312    $253,308,282    $190,708,487
                                                   ------------    ------------    ------------
Operating expenses:
  Salaries, wages and benefits...................    56,489,396      43,581,967      32,814,442
  Programming costs..............................    81,010,410      61,792,409      43,713,752
  Other operating expenses.......................    10,307,048       8,443,728       6,641,685
  Selling, general and administrative............    23,817,927      19,978,765      13,374,093
  Depreciation and amortization..................    44,255,420      37,523,989      28,351,802
                                                   ------------    ------------    ------------
                                                    215,880,201     171,320,858     124,895,774
                                                   ------------    ------------    ------------
  Operating income...............................    91,621,111      81,987,424      65,812,713
Other income.....................................       389,768         332,891         353,221
Interest expense.................................   (22,182,337)    (21,932,562)    (13,847,458)
Minority interest................................    (7,088,633)     (3,248,245)             --
                                                   ------------    ------------    ------------
  Income before income taxes.....................    62,739,909      57,139,508      52,318,476
                                                   ------------    ------------    ------------
Provisions for income taxes:
  Current........................................    12,600,000      10,800,000      12,849,000
  Deferred.......................................    12,000,000      11,400,000       8,180,000
                                                   ------------    ------------    ------------
                                                     24,600,000      22,200,000      21,029,000
                                                   ------------    ------------    ------------
  Net income.....................................  $ 38,139,909    $ 34,939,508    $ 31,289,476
                                                   ============    ============    ============
Earnings per common share........................  $       1.53    $       1.41    $       1.27
                                                   ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                      COMMON STOCK ISSUED      ADDITIONAL
                                                    ------------------------     PAID-IN       RETAINED      TREASURY
                                                      SHARES        AMOUNT       CAPITAL       EARNINGS        STOCK
                                                    -----------   ----------   -----------   ------------   -----------
BALANCE, OCTOBER 31, 1994.........................  $24,733,261   $2,473,326   $42,860,849   $ 56,266,488   $(2,703,754)
  Net income......................................           --           --            --     31,289,476
  Issuance of common stock........................       21,336        2,134       551,267             --            --
  Stock options exercised.........................       27,524        2,752       292,872             --            --
  Cash dividends at $.48 per share................           --           --            --    (11,787,622)           --
  Treasury stock purchased........................           --           --            --             --    (1,100,000)
                                                    -----------   ----------   -----------   ------------   -----------
BALANCE, OCTOBER 31, 1995.........................   24,782,121    2,478,212    43,704,988     75,768,342    (3,803,754)
  Net income......................................           --           --            --     34,939,508            --
  Issuance of common stock in connection with an
    acquisition...................................      106,839       10,684     5,285,562             --     2,703,754
  Other issuances of common stock.................       26,756        2,676       747,876             --            --
  Stock options exercised.........................       16,215        1,621       151,767             --            --
  Amortization of warrants (Note 5)...............           --           --        93,900             --            --
  Cash dividends at $.56 per share................           --           --            --    (13,846,432)           --
  Treasury stock purchased........................           --           --            --             --    (1,906,375)
                                                    -----------   ----------   -----------   ------------   -----------
BALANCE, OCTOBER 31, 1996.........................   24,931,931    2,493,193    49,984,093     96,861,418    (3,006,375)
  Net income......................................           --           --            --     38,139,909            --
  Issuance of common stock in connection with an
    acquisition...................................           --           --       160,000             --       220,000
  Other issuances of common stock.................       32,015        3,202     1,071,843             --            --
  Stock options exercised.........................       27,102        2,710       441,786             --            --
  Amortization of warrants (Note 5)...............           --           --       187,800             --            --
  Cash dividends at $.64 per share................           --           --            --    (15,892,884)           --
                                                    -----------   ----------   -----------   ------------   -----------
BALANCE, OCTOBER 31, 1997.........................  $24,991,048   $2,499,105   $51,845,522   $119,108,443   $(2,786,375)
                                                    ===========   ==========   ===========   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995

                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Cash flow from operating activities:
  Net income.....................................  $ 38,139,909    $ 34,939,508    $ 31,289,476
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense........................    30,193,797      25,464,954      20,883,186
     Amortization expense........................    14,061,623      12,059,035       7,468,616
     Deferred income taxes.......................    12,000,000      11,400,000       8,180,000
     (Gain) loss on sale of assets...............       127,288         (72,497)       (283,118)
     Share of (earnings) losses of affiliates....      (366,235)        385,144         542,875
     Minority interest in earnings...............     7,088,633       3,248,245              --
     Employee stock bonus........................       163,125         138,750              --
     Stock warrant amortization..................       187,800          93,900              --
     Contribution of common stock to retirement
       plan......................................       911,920         611,803         553,401
     Change in prepaid expenses and other
       assets....................................      (706,624)        370,472        (433,164)
     Change in accounts receivable,
       subscribers...............................    (3,444,466)     (4,434,332)     (3,060,247)
     Change in accounts receivable, other........      (350,113)        212,311        (714,364)
     Change in income tax receivable/payable.....       471,879         (69,403)     (1,427,584)
     Change in subscriber advance payments.......    (1,387,696)      1,053,574         117,049
     Change in accrued expenses..................     3,860,148        (524,001)      3,918,597
     Change in accounts payable..................       (89,434)      5,640,808       1,139,045
                                                   ------------    ------------    ------------
          Net cash provided by operating
            activities...........................   100,861,554      90,518,271      68,173,768
                                                   ------------    ------------    ------------
Cash flows from investing activities:
  Payments for purchases of companies and CATV
     systems.....................................   (41,209,854)    (78,108,502)   (150,713,520)
  Capital expenditures...........................   (51,762,673)    (45,902,219)    (39,766,039)
  Loan to affiliate..............................            --              --      (2,500,000)
  Investment in affiliate........................            --      (1,000,000)             --
  Distributions from affiliates..................       400,000              --              --
  Proceeds from sales of assets..................       748,510         150,510       1,090,992
                                                   ------------    ------------    ------------
          Net cash used in investing
            activities...........................   (91,824,017)   (124,860,211)   (191,888,567)
                                                   ------------    ------------    ------------
Cash flows from financing activities:
  Borrowings of term debt........................   108,899,990     157,582,679     315,785,939
  Repayments of term debt........................  (106,367,392)   (105,303,151)   (180,020,230)
  Debt issuance costs............................            --              --        (643,750)
  Treasury stock purchased.......................            --      (1,906,375)     (1,100,000)
  Proceeds from stock options exercised..........       444,496         153,388         295,624
  Partnership capital contributions..............    10,275,000       3,175,000              --
  Partnership distributions......................    (6,600,000)     (3,300,000)             --
  Dividends paid.................................   (15,892,884)    (13,846,432)    (11,787,622)
                                                   ------------    ------------    ------------
          Net cash provided by (used in)
            financing activities.................    (9,240,790)     36,555,109     122,529,961
                                                   ------------    ------------    ------------
Net increase (decrease) in cash..................      (203,253)      2,213,169      (1,184,838)
Cash at beginning of year........................     3,473,443       1,260,274       2,445,112
                                                   ------------    ------------    ------------
Cash at end of year..............................  $  3,270,190    $  3,473,443    $  1,260,274
                                                   ============    ============    ============
Supplemental Cash Flow Information:
  Interest paid..................................  $ 22,459,853    $ 21,694,203    $ 13,246,011
                                                   ============    ============    ============
  Income taxes paid..............................  $ 10,376,712    $ 10,869,403    $ 14,276,584
                                                   ============    ============    ============

   The accompanying notes are an integral part of the consolidated financial statements

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION:

     TCA Cable TV, Inc. (the "Company" or "TCA") owns and operates cable television ("CATV") systems in non-urban areas in Arkansas, Idaho, Louisiana, Mississippi, New Mexico, Oklahoma and Texas. The consolidated financial statements include the accounts of TAL Financial Corporation ("TAL"), a wholly-owned subsidiary of the Company, and TAL's directly and indirectly, wholly-owned subsidiaries: TCA Management Company; Teleservice Corporation of America; Texas Community Antennas, Inc.; Texas Telecable, Inc.; TCA Cable of Amarillo, Inc.; Telecable Associates, Inc.; Sun Valley Cablevision, Inc.; VPI Communications, Inc.; TCA Communications, Inc., M.T. Associates, Inc., TCA Interests, L.L.C., TCA Holdings, L.P., TCA Interests II, Inc., and TCA Holdings II, L.P. The consolidated financial statements also include the accounts of TCA Cable Partners, a partnership that is owned 75% by TCA and 25% by DR Partners, a division of Stephens Group, Inc.

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

  Income Taxes:

     The Company and its subsidiaries file a consolidated federal income tax return. The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes in accordance with Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes."

  Intangibles:

     Intangible assets including franchises, non-compete agreements and goodwill are recorded at cost. Intangible assets are amortized on a straight-line basis over the expected useful lives of the assets, which range from 5 to 40 years.

     Goodwill represents the excess of the cost of the acquisition over the fair value of the net assets acquired and is being amortized on a straight-line basis over 40 years. At each balance sheet date, management assesses whether there has been a permanent impairment in the value of goodwill by considering current operating results, estimated non discounted future cash flows, trends and prospects.

  Investments:

     Investments in affiliates in which the Company's voting interest is 20% to 50% are accounted for under the equity method. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company's share of the net earnings or losses of the affiliates as they occur rather than as dividends or other distributions are received. The Company's share of the results of operations of affiliates is not material. During 1996, the Company converted $2,420,000 of notes receivable from affiliates to investments in affiliates.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

  Reclassifications:

     Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation.

  Concentration of Credit Risk:

     The Company maintains cash balances at several financial institutions. During the year, these balances may exceed federally insured amounts.

3. INTANGIBLE ASSETS:

     Intangible assets consists of the following:

                                                                   OCTOBER 31,
                                                           ---------------------------
                                                               1997           1996
                                                           ------------   ------------
Covenants not to compete.................................  $ 38,046,463   $ 37,911,423
Franchises...............................................   145,192,565    145,192,565
Goodwill.................................................   380,033,347    342,746,023
                                                           ------------   ------------
                                                            563,272,375    525,850,011
Less: Accumulated amortization...........................   (98,669,961)   (84,660,150)
                                                           ------------   ------------
                                                           $464,602,414   $441,189,861
                                                           ============   ============

4. TERM DEBT:

     Term debt consists of the following:

                                                                   OCTOBER 31,
                                                           ---------------------------
                                                               1997           1996
                                                           ------------   ------------
Notes payable to three companies payable in semiannual
  installments beginning February 1993, due August 1999,
  bearing interest at 9.0%...............................  $ 24,000,000   $ 36,000,000
Notes payable to five insurance companies payable in
  annual installments beginning June 1999, due June 2005,
  bearing interest at 7.26%..............................   100,000,000    100,000,000
Revolving bank credit, terminating June 30, 2002, with 16
  quarterly commitment reductions commencing September
  1998, with interest at prime or LIBOR plus an
  applicable margin, unused portion of $30,000,000 and
  $45,000,000 as of October 31, 1997 and 1996,
  respectively, with a commitment fee of  1/4% per annum
  on the unused portion(a)...............................   170,000,000    155,000,000
Revolving bank credit, terminating June 1998, with
  interest at prime or LIBOR plus an applicable margin,
  unused portion of $2,000,000 and $2,500,000 as of
  October 31, 1997 and 1996, respectively, with no
  commitment fees(a).....................................    23,000,000     22,500,000
Other....................................................        25,181        992,583
                                                           ------------   ------------
                                                           $317,025,181   $314,492,583
                                                           ============   ============

                      TCA CABLE TV, INC. AND SUBSIDIARIES

---------------

(a) The weighted average interest rate on the Company's revolving bank credit at October 31, 1997 and 1996 was 6.39% and 6.18%, respectively.

The Company's revolving bank credit agreements and the term loan agreements contain restrictive covenants including minimum cash flow ratios. Under these covenants, the Company's dividends, capital expenditures and fixed principal payments could also be limited.

     Scheduled maturities of term debt at October 31, 1997, are as follows:

1998........................................................  $ 35,008,989
1999........................................................    58,795,642
2000........................................................    64,291,978
2001........................................................    64,285,714
2002........................................................    51,785,714
Thereafter..................................................    42,857,144
                                                              ------------
                                                              $317,025,181
                                                              ============

     On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. The Company plans to issue $150 million in public debt in February, 1998 to finance the TCI Transaction (see
Note 17). In connection with this contemplated debt offering, the Company entered into treasury lock transactions with a notional amount totaling $100 million in August 1997 (the "Treasury Locks"). The Treasury Locks are designated as a hedge against future interest rate changes prior to the anticipated closing of the contemplated debt offering. At October 31, 1997, the Company's liability associated with the Treasury Locks approximated $5.1 million as a result of declining interest rates. The offset to this liability, which is included in accrued expenses in the accompanying consolidated balance sheet, has been capitalized in prepaid expenses and other assets in the accompanying consolidated balance sheet. In January 1998, the Treasury Locks were terminated at a cost of $7.9 million. The cost will be amortized over the term of the public debt as an interest rate yield adjustment. If plans for issuance of the public debt are terminated, the deferred Treasury Locks termination cost of $7.9 million will be charged to expense.

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

     The Company leases its headquarters building from a company partially owned by the estate of Mr. Robert M. Rogers, a former officer and director of TCA, and his former wife, Louise Rogers. The annual lease expense was $318,515 for 1997, 1996 and 1995.

     The Company purchased distribution system construction services from a partnership partially owned by a director of the Company. During 1997, 1996 and 1995, transactions with the partnership totaled $7,894,454, $7,572,130 and $4,603,694, all of which were capitalized. Effective June 1, 1997, this partnership was merged with a corporation 100% owned by the Company.

     On December 31, 1996, TCA Communications Inc. ("TCAC"), a 50% owned affiliate of the Company, distributed certain assets of TCAC primarily related to its long distance operations and Internet operations in East Texas to Lufkin-Conroe Telecommunications Corporation ("LCT") in exchange for LCT's 50% ownership interest in TCAC. Effective January 1, 1997, TCAC became a wholly-owned subsidiary of TCA which provides long distance and Internet services in West Texas, New Mexico, and Arkansas.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

     On May 1, 1996, the Company issued warrants to purchase 300,000 shares of TCA Common Stock at $30 per share to Stephens Group, Inc. (see Note 9) in exchange for financial advisory services to be provided over a ten year period. The warrants were valued at $1,878,000 at the issuance date using the Black-Scholes pricing model. Fifty percent of the warrants are exercisable five years from the date of issuance and the remaining 50% are exercisable ten years from the date of issuance. The value assigned to the warrants is being amortized over a ten year period with a corresponding increase in additional paid-in capital.

6. CONTINGENCIES AND COMMITMENTS:

     Annual rental expense for utility poles and tower sites for the years ended October 31, 1997, 1996 and 1995 was approximately $2,292,000, $2,112,000 and
$1,434,000, respectively.

     Rental expense for all rental agreements for the years ended October 31, 1997, 1996 and 1995 was approximately $3,817,000, $3,216,000, and $2,316,000, respectively.

     Various lawsuits are pending against the Company and its subsidiaries. The Company intends to vigorously contest the liability in all matters brought against the Company. While no assurance can be given as to the ultimate outcome, management believes the litigation will not have a material adverse effect on the results of operations or financial position of the Company

7. INCOME TAXES:

     The following is a reconciliation of taxes computed at the statutory federal income tax rate with the provision for income taxes in the consolidated financial statements for each of the three years in the period ended October 31:

                                                  1997           1996           1995
                                               -----------    -----------    -----------
Income before taxes..........................  $62,739,909    $57,139,508    $52,318,476
                                               ===========    ===========    ===========
Statutory federal rate.......................         35.0%          35.0%          35.0%
Provision for federal income taxes at the
  statutory federal rate.....................  $21,958,968    $19,998,828    $18,311,467
State income taxes...........................    2,138,966      1,988,949      2,671,414
Amortization of goodwill.....................      236,605        184,610        272,654
Other........................................      265,461         27,613       (226,535)
                                               -----------    -----------    -----------
Provision for income taxes...................  $24,600,000    $22,200,000    $21,029,000
                                               ===========    ===========    ===========

     The deferred income taxes liability balance of $71,580,000 and $59,580,000 at October 31, 1997 and 1996, respectively, is the tax effect of temporary differences between the tax bases of the Company's property, plant and equipment and intangibles and their bases for financial reporting purposes. The Company does not have any other material temporary differences necessitating a provision for deferred income taxes.

8. EARNINGS PER COMMON SHARE:

     Earnings per common share are computed using the weighted average number of shares outstanding during the period, including Common Stock equivalents:
24,916,576 shares for 1997, 24,748,980 shares for 1996, and 24,582,447 shares for 1995.

9. SALES AND ACQUISITIONS:

     On April 2, 1997 the Company acquired the assets of the cable television system serving approximately 21,000 subscribers in Jonesboro, Arkansas and surrounding areas. The acquisition was made through TCA

                      TCA CABLE TV, INC. AND SUBSIDIARIES

Cable Partners, the TCA managed partnership with DR Partners ("Donrey"), a division of Stephens Group, Inc. The system was acquired from East Arkansas Cablevision, Inc. The cost of the acquisition was approximately $41 million, $35 million of which related to acquired intangibles. The acquisition was funded by the Company's bank line of credit and a capital contribution of $10.3 million by Donrey.

     Effective June 1, 1997, the Company acquired the remaining 60% of its previously 40% owned affiliates M.T. Associates, Inc. ("Media") and Media Technologies, Ltd. ("Media Tech"). The cost of the acquisition was $932,000. Media is a wholly-owned subsidiary of the Company engaged in the construction of cable television plant. All of Media's revenue for 1997 was derived from distribution system construction services provided to the Company.

     On October 2, 1996, the Company, through TCA Cable Partners, completed an asset exchange with Communications Services, Inc. ("CSI"), a wholly-owned subsidiary of TCI Communications, Inc. TCA Cable Partners acquired the cable television system operating in Ft. Smith, Arkansas and surrounding areas in exchange for its Vallejo, California system.

     On September 11, 1996, the Company, through TCA Cable Partners, purchased the assets of the cable television system serving approximately 8,100 subscribers in Van Buren, Alma and Barling, Arkansas. The system was acquired from subsidiaries of Classic Cable, Inc. The cost of the acquisition was approximately $12.7 million, $10 million of which relates to acquired intangibles. The system is managed by the Company's Ft. Smith, Arkansas system. The acquisition was funded by the Company's bank line of credit.

     On May 1, 1996, TCA acquired five additional cable television systems through TCA Cable Partners, a partnership which is owned 75% by TCA and 25% by Donrey and is managed by TCA. The partnership was originally comprised of 22 systems in Arkansas and Mississippi contributed by TCA and five systems in Arkansas, Oklahoma and California contributed by Donrey. The partnership served approximately 240,000 subscribers at closing.

     The acquisition of the Donrey systems in exchange for a 25% interest in the partnership was valued at $109 million, $94 million of which related to acquired intangibles. The value of the Donrey systems was recorded as redeemable minority interest at the acquisition date, as Donrey has the right to require TCA to purchase their 25% partnership interest at fair market value in January 2004. TCA has a corresponding right to require Donrey to sell their 25% partnership interest to TCA at fair market value in January 2004. The estimated fair market value of the redeemable minority interest did not exceed the related carrying value for financial reporting purposes as of October 31, 1997. In accordance with the partnership agreement, free cash flow, as defined, will be distributed to the partners in each year. Total partnership distributions for fiscal 1997 and 1996 were $26.4 million and $13.2 million, respectively, of which $6.6 million and $3.3 million was distributed to Donrey during 1997 and 1996, respectively.

     Also on May 1, 1996, the Company acquired Cable One Corporation ("Cable One"), a cable television advertising sales company based in Williamsport, Pennsylvania. Cable One represents approximately 200 cable television systems serving approximately 1.2 million subscribers primarily in the Northeastern United States. The Company issued 266,667 shares of its Common Stock (159,828 shares of which were issued from treasury), valued at $8 million at the acquisition date, for 100% of the stock of Cable One. Acquired intangibles accounted for approximately $6 million of the $8 million purchase price. The Company also paid $1.8 million for a non-compete agreement. Cable One is managed by TCA's advertising sales subsidiary VPI Communications, Inc. d/b/a CableTime.

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

                      TCA CABLE TV, INC. AND SUBSIDIARIES

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

10. INCENTIVE STOCK OPTION PLAN:

     The Company, in fiscal years 1997 and 1996, granted stock options and issued shares of restricted Common Stock under the TCA Cable TV, Inc. Amended and Restated Incentive Stock Option Plan and the 1996 Non-Employee Directors' Stock Option Plan (collectively the "Plan"). The Company applies APB Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Companies may continue to apply the provisions of APB Opinion No. 25 in determining net income; however, they must apply the disclosure requirements of SFAS 123 for all grants issued after fiscal 1995. The Company elected to continue to apply the provisions of APB Opinion No. 25 in accounting for all grants.

     The Company granted stock options in fiscal 1997 and 1996 to employees and directors. All of the options granted to the employees and directors have an exercise price equal to or greater than the fair market value of the stock at grant date and become exercisable beginning on the first anniversary of the date of grant. The options granted to non-employee directors have a contractual term of 10 years and vest immediately on the date of grant. The options granted to employees have a contractual term of 7 years and vest over four years at the rate of 25% per year beginning on the first anniversary date of the grant.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

     A summary of the Company's stock options as of October 31, 1997, 1996 and 1995, and the changes during the years ended on those dates is presented below:

                                                                    STOCK OPTIONS
                                            -------------------------------------------------------------
                                                     1997                     1996               1995
                                            ----------------------   ----------------------   -----------
                                                          WEIGHTED                 WEIGHTED
                                            # OF SHARES   AVERAGE    # OF SHARES   AVERAGE    # OF SHARES
                                            UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING
                                              OPTIONS      PRICES      OPTIONS      PRICES      OPTIONS
                                            -----------   --------   -----------   --------   -----------
Outstanding at beginning of the year......    217,250      $25.05      178,359      $22.93      152,206
Granted...................................     72,000       30.34       67,500       28.09       66,900
Exercised.................................    (44,428)      23.58      (28,609)      19.01      (40,747)
Forfeited.................................         --          --           --          --           --
Expired...................................         --          --           --          --           --
                                              -------      ------      -------      ------     --------
Outstanding at end of year................    244,822      $26.87      217,250      $25.05      178,359
                                              =======      ======      =======      ======     ========
Exercisable at end of year................    121,922       26.56       63,200       22.88       51,034
                                              =======      ======      =======      ======     ========
Weighted-average fair value of options
  granted.................................         --      $ 6.92                   $ 6.29           --
                                                           ======                   ======

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1997 and 1996: dividend yield of 2.22%; risk free interest rate 5.82%; expected life of 4.5 years; and a volatility of 22.8%.

     Options outstanding as of October 31, 1997 have exercise prices ranging from $20.75 to $31.13 and weighted average remaining term of 4.75 years.

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of SFAS 123, the Company's net income and net income per common share for 1997 and 1996 would approximate the pro forma amounts below:

                                AS REPORTED     PRO FORMA     AS REPORTED     PRO FORMA
                                 10/31/97       10/31/97       10/31/96       10/31/96
                                -----------    -----------    -----------    -----------
SFAS 123 Charge...............           --    $   448,452             --    $    94,000
APB 25 Charge.................           --             --             --             --
Net income....................  $38,139,909    $37,869,099    $34,939,508    $34,845,508
Net Income Per Common Share...  $      1.53    $      1.52    $      1.41    $      1.41

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

11. DEFERRED SAVINGS AND RETIREMENT PLAN:

     Effective September 1, 1983, the Company and several of its affiliates adopted a deferred savings and retirement plan covering all employees with at least one year of service.

     Employees may elect to contribute a portion of their compensation to the plan. The Company may contribute up to an amount equal to the employees' contributions but not in excess of three percent of the employees' earnings. The Company anticipates that all or substantially all of their discretionary and matching contributions will consist of registered shares of Common Stock of the Company. The Company's contributions for the years ended October 31, 1997, 1996 and 1995 were $911,920, $611,803 and $553,401, respectively.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

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

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                            THREE MONTHS ENDED
                                         --------------------------------------------------------
                                         JANUARY 31      APRIL 30        JULY 31      OCTOBER 31
                                         -----------    -----------    -----------    -----------
Total revenues:
  1997.................................  $73,489,288    $74,983,934    $79,181,508    $79,846,582
  1996.................................   55,000,233     57,577,680     69,399,627     71,330,742
Operating income:
  1997.................................   22,813,374     21,914,993     23,479,678     23,413,066
  1996.................................   19,363,883     19,439,800     21,755,887     21,427,854
Net income:
  1997.................................    9,686,768      9,200,564      9,484,822      9,767,755
  1996.................................    8,488,375      8,960,299      8,609,313      8,881,521
Earnings per common share:
  1997.................................  $      0.39    $      0.37    $      0.38    $      0.39
  1996.................................  $      0.34    $      0.36    $      0.35    $      0.36

                      TCA CABLE TV, INC. AND SUBSIDIARIES

14. SEGMENT INFORMATION:

     The Company operates primarily in the cable television industry. The Company's wholly-owned subsidiary, VPI Communications, Inc. d/b/a CableTime, provides cable advertising sales for the Company and third parties.

                                                             ADVERTISING
                                                CABLE         INSERTION     CONSOLIDATED
                                             ------------    -----------    ------------
YEAR ENDED OCTOBER 31, 1997
  Revenues.................................  $253,812,951    $53,688,361    $307,501,312
  Operating income.........................    84,718,185      6,902,926      91,621,111
  Depreciation and amortization............    42,280,074      1,975,346      44,255,420
  Capital expenditures, including
     acquisitions..........................    58,339,790      3,410,114      61,749,904
  Identifiable assets......................   689,127,318     32,005,002     721,132,320
YEAR ENDED OCTOBER 31, 1996
  Revenues.................................  $218,385,752    $34,922,530    $253,308,282
  Operating income.........................    75,899,140      6,088,284      81,987,424
  Depreciation and amortization............    36,255,472      1,268,517      37,523,989
  Capital expenditures, including
     acquisitions..........................    68,631,042      4,931,924      73,562,966
  Identifiable assets......................   635,971,570     28,025,061     663,996,631
YEAR ENDED OCTOBER 31, 1995
  Revenues.................................  $172,821,258    $17,887,229    $190,708,487
  Operating income.........................    61,493,755      4,318,958      65,812,713
  Depreciation and amortization............    27,350,376      1,001,426      28,351,802
  Capital expenditures, including
     acquisitions..........................    60,105,585        802,930      60,908,515
  Identifiable assets......................   441,618,510     12,470,426     454,088,936

15. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amount of the Company's term debt approximates fair value as the interest rates on the significant components of such debt approximate market.

16. IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

  Earnings Per Share (SFAS 128)

     The Company will adopt Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), during the fiscal year ending October 31, 1998. SFAS 128 established simplified accounting standards for computing earnings per share and makes them comparable to international earnings per share standards. If SFAS 128 had been applied during 1997, the Company's basic and diluted earnings per share would have been $1.54 and $1.53, respectively.

  Disclosure of Information about Capital Structure (SFAS 129)

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). SFAS 129 is applicable to all entities and requires that disclosure about any entity's capital structure include a brief discussion of rights and privileges for securities outstanding. SFAS 129 is effective for financial statements for periods ending after December 15, 1997.

  Reporting Comprehensive Income (SFAS 130)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after

                      TCA CABLE TV, INC. AND SUBSIDIARIES

December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components.

  Disclosures about Segments of an Enterprise and Related Information (SFAS 131)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements.

17. SUBSEQUENT EVENTS:

     On November 13, 1997, the Company signed an agreement with TCI American Cable Holdings IV, L.P. (the "TCI Affiliate"), an affiliate of Tele-Communications, Inc., to establish a partnership involving cable systems in several communities in Texas, Louisiana, and New Mexico (the "TCI Transaction"). The Company will contribute selected systems in Texas and New Mexico, serving approximately 155,000 customers, and approximately $46.6 million in debt to the partnership. The TCI Affiliate will contribute its cable systems in mid-Texas and western Louisiana, serving approximately 150,000 customers, and approximately $247.9 million in debt to the partnership. The systems to be contributed by the Company and the TCI Affiliate are each valued at $315 million. The TCI Affiliate will hold a 20 percent interest in the partnership. The Company will hold an 80 percent interest and will be the managing partner for the venture. TCA will consolidate the partnership for financial statement purposes. The TCI Transaction is projected to close in February 1998.

     On December 15, 1997, the Company sold the assets of its long distance business to NTS Communications, Inc. The sales price was $4.1 million resulting in a gain of approximately $0.7 million.

     At the December 17, 1997 Board of Directors' Meeting, a cash dividend of $0.16 was declared. This dividend is to holders of record on January 6, 1998, and payable on January 20, 1998.

     On January 15, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). In connection with the adoption of the Rights Plan, the Board declared a dividend of one preferred share purchase right for each outstanding share of Company Common Stock. Each Right, which is not presently exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $170. In the event that any person acquires 15 percent or more of the outstanding shares of Common Stock, each holder of a Right (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, that number of Common Stock having a market value equal to two times the exercise price. The distribution of the Rights will be made on January 28, 1998, payable to shareholders of record at the close of business on that date. The Rights will expire on January 15, 2008.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                            TCA CABLE TV, INC.
                                            (Registrant)

                                                   /s/ FRED R. NICHOLS

                                            ------------------------------------
                                                      Fred R. Nichols,
                                             Chairman, Chief Executive Officer,
                                                       and President
Dated: January 15, 1998

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

                      SIGNATURE                                   POSITION                   DATE
                      ---------                                   --------                   ----

                 /s/ FRED R. NICHOLS                   Chairman, Chief Executive       January 15, 1998
-----------------------------------------------------    Officer, and President
                   Fred R. Nichols

                /s/ JAMES F. ACKERMAN                  Director                        January 15, 1998
-----------------------------------------------------
                  James F. Ackerman

               /s/ DARRELL L. CAMPBELL                 Director                        January 15, 1998
-----------------------------------------------------
                 Darrell L. Campbell

                  /s/ BEN R. FISCH                     Director                        January 15, 1998
-----------------------------------------------------
                 Ben R. Fisch, M.D.

                                                       Director
-----------------------------------------------------
                  Kenneth S. Gunter

             /s/ ROBERT B. HOLLAND, III                Director                        January 15, 1998
-----------------------------------------------------
               Robert B. Holland, III

                /s/ WAYNE J. MCKINNEY                  Director                        January 15, 1998
-----------------------------------------------------
                  Wayne J. McKinney

                /s/ A. W. RITER, JR.                   Director                        January 15, 1998
-----------------------------------------------------
                  A. W. Riter, Jr.

                /s/ RANDALL K. ROGERS                  Senior Vice President,          January 15, 1998
-----------------------------------------------------    Director
                  Randall K. Rogers

                      SIGNATURE                                   POSITION                   DATE
                      ---------                                   --------                   ----

               /s/ MICHAEL S. SHANNON                  Director                        January 15, 1998
-----------------------------------------------------
                 Michael S. Shannon

                  /s/ FRED W. SMITH                    Director                        January 15, 1998
-----------------------------------------------------
                    Fred W. Smith

                                          TCA CABLE TV, INC.
                                             (REGISTRANT)

                /s/ JIMMIE F. TAYLOR                   Senior Vice President, Chief    January 15, 1998
-----------------------------------------------------    Financial Officer and
                  Jimmie F. Taylor                       Treasurer

                 /s/ SABRINA A. WARR                   Controller                      January 15, 1998
-----------------------------------------------------    TCA Management Company
                   Sabrina A. Warr

                               INDEX TO EXHIBITS

  EXHIBIT                            DESCRIPTION
  -------                            -----------
   2         General Partnership Agreement of TCA Cable Partners II,
                dated as of November 13, 1997.(1)
   3.1       Articles of Incorporation.(2)
   3.2       Articles of Amendment to Articles of Incorporation.(3)
   3.3       Articles of Amendment to Articles of Incorporation.(3)
   3.4       Articles of Amendment to Articles of Incorporation.(4)
   3.5       Amended and Restated Bylaws.(1)
   4.1       Form of Stock Certificate.(2)
   4.2       Rights Agreement, dated as of January 15, 1998, between the
                Company and ChaseMellon Shareholder Services, L.L.C.
                which includes the Certificate of Designations for the
                Series A Junior Participating Preferred Stock as Exhibit
                A, the form of Right Certificate as Exhibit B and the
                Summary of Rights to Purchase Shares as Exhibit C. (5)
   9         None.
  10         None
  11         None.
  12         None.
  13         None.
  16         None.
  18         None.
  21         Subsidiaries of the Registrant.(1)
  22         None.
  23         Consent of Coopers & Lybrand L.L.P.(1)
  24         None.
  27         Financial Data Schedule.(1)
  28         None.
  99         None.

---------------

(1) Filed herewith.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated by reference herein.

(3) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated by reference herein.

(4) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27, 1994, and incorporated by reference herein.

(5) Previously filed as an exhibit to the Registrant's Form 8-K dated January 15, 1998 and incorporated herein by reference.