Form 10-Q
period 1998-01-31
TCA CABLE TV INC
filed 1998-03-16
CIK 700997

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-Q
(Mark One)
     [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                             ---------------------

                          COMMISSION FILE NO.: 0-11478

                             ---------------------

                               TCA CABLE TV, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                   75-1798185
       (State or other jurisdiction of         (IRS Employer Identification Number)
        Incorporation or organization)

              3015 SSE LOOP 323,                              75701
                 TYLER, TEXAS                               (Zip Code)
   (Address of principal executive offices)

                                 (903) 595-3701
               Registrant's telephone number, including area code

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------         -----------------------------------------
                     None                                  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, %.10 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [X]     No [ ]

                             ---------------------

     The number of shares outstanding of the registrant's common stock as of March 12, 1998 was:

                       24,897,624 shares of common stock.
================================================================================

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION
  Consolidated Balance Sheets -- January 31, 1998 and
     October 31, 1997.......................................     3
  Consolidated Statements of Operations --
     Three months ended January 31, 1998 and 1997...........     4
  Consolidated Statement of Shareholders' Equity --
     Three months ended January 31, 1998....................     5
  Consolidated Statements of Cash Flows --
     Three months ended January 31, 1998 and 1997...........     6
  Notes to Consolidated Financial Statements................     7
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     8

PART II -- OTHER INFORMATION................................    11
  SIGNATURES................................................    12

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                           ASSETS
                                                               JANUARY 31,      OCTOBER 31,
                                                                  1998             1997
                                                              -------------    -------------
                                                               (UNAUDITED)

Cash........................................................  $   4,065,295    $   3,270,190
                                                              -------------    -------------
Accounts receivable, subscribers............................     15,560,595       15,852,757
                                                              -------------    -------------
Accounts receivable, other..................................      1,217,703        1,017,070
                                                              -------------    -------------
Income tax receivable.......................................                         529,830
                                                              -------------    -------------
Property, plant and equipment, at cost:
  Land......................................................      4,115,347        4,110,347
  Distribution systems......................................    388,738,846      380,864,913
  Transportation equipment..................................     11,465,630       11,277,388
  Other.....................................................     41,729,789       40,994,072
                                                              -------------    -------------
                                                                446,049,612      437,246,720
  Less accumulated depreciation.............................   (215,356,462)    (208,416,640)
                                                              -------------    -------------
                                                                230,693,150      228,830,080
                                                              -------------    -------------
Other assets:
  Intangibles, net of accumulated amortization of
     $102,214,221 and $98,669,961, respectively.............    459,406,288      464,602,414
  Prepaid expenses..........................................      9,667,110        7,029,979
                                                              -------------    -------------
                                                                469,073,398      471,632,393
                                                              -------------    -------------
                                                              $ 720,610,141    $ 721,132,320
                                                              =============    =============

                                        LIABILITIES

Accounts payable............................................  $  11,491,069    $  12,047,781
Accrued expenses............................................     17,059,526       23,653,545
Subscriber advance payments.................................      3,475,341        3,522,240
Income tax payable..........................................      1,979,861
Deferred income taxes.......................................     74,880,000       71,580,000
Term debt...................................................    311,023,016      317,025,181
                                                              -------------    -------------
                                                                419,908,813      427,828,747
                                                              -------------    -------------
Redeemable minority interest................................    122,765,586      122,636,878
Contingencies and commitments...............................

                                    SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued...................................
Common stock, $.10 par value, 60,000,000 shares authorized;
  25,007,113 and 24,991,048 shares issued, respectively.....      2,500,711        2,499,105
Additional paid-in capital..................................     52,430,375       51,845,522
Retained earnings...........................................    125,791,031      119,108,443
                                                              -------------    -------------
                                                                180,722,117      173,453,070
Less treasury stock at cost, 113,000 shares issued..........     (2,786,375)      (2,786,375)
                                                              -------------    -------------
                                                                177,935,742      170,666,695
                                                              -------------    -------------
                                                              $ 720,610,141    $ 721,132,320
                                                              =============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Revenues....................................................  $80,874,131    $73,489,288
                                                              -----------    -----------
Operating expenses:
  Salaries, wages and benefits..............................   15,039,600     13,148,530
  Programming costs.........................................   21,859,979     18,353,803
  Other operating expenses..................................    2,869,613      2,111,081
  Selling, general and administrative.......................    6,025,408      6,389,862
  Depreciation and amortization.............................   11,458,004     10,672,638
                                                              -----------    -----------
                                                               57,252,604     50,675,914
                                                              -----------    -----------
  Operating income..........................................   23,621,527     22,813,374
Other income................................................    1,085,737        261,811
Interest expense............................................   (5,463,352)    (5,443,493)
Minority interest...........................................   (1,778,709)    (1,743,919)
                                                              -----------    -----------
  Income before income taxes................................   17,465,203     15,887,773
                                                              -----------    -----------
Provision for income taxes:
  Current...................................................    3,500,000      3,001,005
  Deferred..................................................    3,300,000      3,200,000
                                                              -----------    -----------
                                                                6,800,000      6,201,005
                                                              -----------    -----------
          Net income........................................  $10,665,203    $ 9,686,768
                                                              ===========    ===========
Basic and diluted earnings per common share.................  $      0.43    $      0.39
                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                     COMMON STOCK ISSUED     ADDITIONAL
                                   -----------------------     PAID-IN       RETAINED      TREASURY
                                     SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK
                                   ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1997........  24,991,048   $2,499,105   $51,845,522   $119,108,443   $(2,786,375)
  Net income for the three months
     ended January 31, 1998......                                            10,665,203
  Issuance of common stock.......       6,229          623       272,275
  Stock options exercised........       9,836          983       265,628
  Cash dividends at $.16 per
     share.......................                                            (3,982,615)
  Amortization of warrants.......                                 46,950
                                   ----------   ----------   -----------   ------------   -----------
Balance, January 31, 1998........  25,007,113   $2,500,711   $52,430,375   $125,791,031   $(2,786,375)
                                   ==========   ==========   ===========   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       JANUARY 31,
                                                              -----------------------------
                                                                  1998             1997
                                                              -------------    ------------
Cash flows from operating activities:
  Net income................................................  $  10,665,203    $  9,686,768
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation expense...................................      7,879,199       7,288,025
     Amortization expense...................................      3,578,805       3,384,613
     Share of (earnings) losses of affiliates...............                       (189,358)
     Gain on sale of assets.................................     (1,062,404)
     Minority interest in earnings..........................      1,778,709       1,743,919
     Stock warrant amortization.............................         46,950          46,950
     Deferred income taxes..................................      3,300,000       3,200,000
     Contribution of common stock to retirement plan........        272,898         203,504
     Change in accounts receivable, subscribers.............        292,162      (1,454,120)
     Change in accounts receivable, other...................       (200,633)       (199,519)
     Change in income tax receivable........................        529,830         875,757
     Change in prepaid expenses.............................        740,420        (745,744)
     Change in accounts payable.............................       (556,712)        430,693
     Change in accrued expenses.............................     (1,471,945)        611,000
     Change in subscriber advance payments..................        (46,899)     (1,007,000)
     Change in income taxes payable.........................      1,979,861
                                                              -------------    ------------
          Net cash provided by operating activities.........     27,725,444      23,875,488
                                                              -------------    ------------
Cash flows from investing activities:
  Capital expenditures......................................    (10,906,647)     (9,830,225)
  Proceeds from sales of assets.............................      3,844,104
  Distribution from affiliate...............................                        938,823
                                                              -------------    ------------
          Net cash used in investing activities.............     (7,062,543)     (8,891,402)
                                                              -------------    ------------
Cash flows from financing activities:
  Borrowings of term debt...................................    177,099,999      10,499,990
  Repayments of term debt...................................   (183,102,164)    (20,145,111)
  Debt issuance costs.......................................     (8,499,625)
  Proceeds from stock options exercised.....................        266,612           7,257
  Partnership distributions.................................     (1,650,000)     (1,650,000)
  Dividends paid............................................     (3,982,618)     (3,966,427)
                                                              -------------    ------------
          Net cash used in financing activities.............    (19,867,796)    (15,254,291)
                                                              -------------    ------------
Net increase (decrease) in cash.............................        795,105        (270,205)
Cash at beginning of period.................................      3,270,190       3,473,443
                                                              -------------    ------------
Cash at end of period.......................................  $   4,065,295    $  3,203,238
                                                              =============    ============
Supplemental cash flow information:
  Interest paid.............................................  $   6,227,409    $  5,411,591
                                                              =============    ============
  Income taxes paid.........................................  $     990,309    $  2,125,248
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

     The financial statements as of January 31, 1998 and for the three month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the three months ended January 31, 1998, are not necessarily indicative of the operating results to be expected for the full year.

C. The Company adopted SFAS No. 128, "Earnings per Share" in November 1997. This statement which replaces APB Opinion No. 15, "Earnings per Share," establishes simplified accounting standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards.

     Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding during each period of 24,884,514 shares and 24,812,615 shares for 1998 and 1997, respectively. Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and common stock equivalents outstanding during the period of 25,068,791 and 24,842,267 for 1998 and 1997, respectively. All prior-period EPS amounts presented conform to the provisions of SFAS No. 128.

D. On January 14, 1998, the Company signed a definitive agreement to exchange the assets of selected TCA Cable Partners systems in Oklahoma for the assets of selected Cable ONE systems in Texas. Cable ONE is a Washington Post subsidiary. The exchange in total affects approximately 33,000 subscribers.

E. On February 2, 1998, the Company formed a partnership, TCA Cable Partners II with TCI American Holdings IV, L.P., an affiliate of TCI Communications, Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $247.9 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II.

F. On February 2, 1998, the Company issued $200 million in bonds with a coupon of 6.53% and a 10-year put to finance the TCI transaction. On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997.

     Revenues. Revenues increased by $7.4 million, or 10.1%, during the three months ended January 31, 1998 compared to the three months ended January 31, 1997. Management attributes approximately $2.0 million, or 27.7%, of the revenue increase to internal growth in cable systems, $2.1 million, or 27.9% to cable system acquisitions, $2.8 million, or 37.3%, to internal growth in the Company's advertising insertion business and $0.5 million, or 7.1% to long distance and internet access.

     Revenues from basic and expanded basic cable television subscriptions increased $3.4 million, or 7.3%, during the three months ended January 31, 1998 compared to the three months ended January 31, 1997. As a percentage of revenues, revenues from basic and expanded basic subscriptions decreased to 61.6% of revenues for 1998 compared to 63.2% for 1997. Revenues from premium subscriptions increased $0.6 million, or 7.0%, during 1998 compared to 1997. As a percentage of revenues, revenues from premium subscriptions decreased to 11.5% during 1998 compared to 11.8% during 1997. The reduced percentages of revenues attributable to basic, expanded basic and premium subscriptions are the result of the increased significance of cable advertising insertion revenues to the Company. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $2.6 million, or 19.3%, to $16.0 million for the three months ended January 31, 1998 compared to $13.4 million for the three months ended January 31, 1997. As a percentage of revenues, cable advertising revenues increased to 19.8% during 1998 compared to 18.2% during 1997. Pay-per-view revenues decreased $0.2 million, or 13.9%, during 1998 compared to 1997. As a percentage of revenues, revenues from pay-per-view decreased to 1.3% for 1998 compared to 1.7% for 1997. Other revenues increased $1.0 million, or 26.3%, during 1998 compared to 1997 primarily due to the addition of $0.4 million of internet access revenues. As a percentage of revenues, revenues from other sources increased to 5.9% in 1998 compared to 5.1% in 1997.

     Expenses. Operating expenses increased $6.6 million, or 13.0%, during the three months ended January 31, 1998 compared to the three months ended January 31, 1997. As a percentage of revenues, operating expenses increased to 70.8% for 1998 compared to 68.9% for 1997, reflecting the increased significance of the Company's cable advertising insertion business, which experiences lower margins than the Company's cable system operations. The increase in operating expenses during the three months ended January 31, 1998 is primarily due to the acquisition of cable systems and the increase in the cable advertising insertion business relative to the cable business.

     Salaries, wages and benefits increased $1.9 million, or 14.4%, during 1998 compared to 1997. As a percentage of revenues, salaries, wages and benefits were 18.6% for 1998 compared to 17.9% for 1997. Programming costs increased $3.5 million, or 19.1%, during 1998 compared to 1997. As a percentage of revenues, programming costs were 27.0% for 1998 and 25.0% for 1997. The increase in programming costs is the result of increases of $1.7 million in cable programming costs, $1.1 million in the Company's payments to other cable operators of a percentage of advertising sales and $0.8 million in network access fees in the long distance and internet access business. Other operating expenses increased $0.8 million, or 35.9%, during 1998 compared to 1997. As a percentage of revenues, other operating expenses were 3.6% for 1998 and 2.9% for 1997. Selling, general and administrative expense decreased $0.4 million, or 5.7% during 1998 when compared to 1997. As a percentage of revenues, selling, general and administrative expenses were 7.5% for 1998 and 8.7% for 1997. Depreciation and amortization increased $0.8 million, or 7.4%, during 1998 when compared to 1997. As a percentage of revenues, depreciation and amortization was 14.2% for 1998 and 14.5% for 1997.

     Interest expense decreased $20,000, or 0.4%, in 1998 compared to 1997 as a result of the repayment of debt. The Company's weighted average interest rate was 7.1% for the three months ended January 31, 1998 and 1997.

     Other Income. The Company's other income increased $0.8 million during the three months ended January 31, 1998 compared to the three months ended January 31, 1997. The increase was due to the sale of the assets of the Company's long distance business in December 1997. The sale resulted in a gain of approximately $1.1 million.

     Income Taxes. The Company's provision for income taxes was $6.8 million and $6.2 million in 1998 and 1997, respectively. The increase in taxes of 9.7% during the three months ended January 31, 1998 compared to the three months ended January 31, 1997 was a result of a 9.9% increase in income before income tax offset by a decrease in the effective tax rate to 38.9% in 1998 compared to 39.0% for fiscal 1997.

     Minority Interest. Minority interest in earnings was $1.8 million for 1998 and 1.7 million for 1997. Minority interest represents the portion of income before income taxes due to the 25% minority partner of TCA Cable Partners, a partnership that is owned 75% by the Company and 25% by DR Partners, a division of Stephens Group, Inc.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically been able to meet its current and long-term liquidity and capital requirements, including dividends and fixed charges, through cash flow generated from operating activities, existing cash, bank lines of credit, and other external financing.

     Net cash flow from operating activities increased 16.1% to $27.7 million in 1998 from $23.9 million in 1997. The increase was principally due to cable system acquisitions and internal growth in cable operations and advertising.

     At January 31, 1998, the Company had $183.0 million in borrowings under its bank credit facilities. The Company had $158.0 million borrowed under its primary credit facility which provides for up to $350 million in borrowings by the Company and expires on January 31, 2003. The primary credit facility provides for interest to be paid quarterly at prime or LIBOR plus an applicable margin . At January 31, 1998 the Company also had $29.0 million borrowed under additional credit facilities with two banks. The additional bank credit facilities provide for up to $40.0 million and $4.0 million in borrowings by the Company and expire June 1999 and April 1998, respectively. During the three months ended January 31, 1998 and 1997, the Company borrowed approximately $177.1 million and $10.5 million respectively and repaid approximately $183.1 million and $20.1 million, respectively. In the three months ended January 31,1998, the Company's bank debt carried a weighted average interest rate of 6.7%.

     On September 27, 1989 the Company completed a $100 million private placement of debt securities due August 1999 bearing an interest rate of 9.0%. The terms of the securities call for the repayment of principal in semiannual installments beginning February 1993. In addition on June 23, 1995, the Company completed a $100 million private placement of debt securities due June 2005 bearing an interest rate of 7.26%. The terms of these securities call for the repayment of principal in annual installments beginning in June 1999.

     The Company believes that EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas , such as liquidity, operating performance and leverage. The Company's ratio of indebtedness to EBITDA was 2.3x and 2.4x for the three months ended January 31, 1998 and 1997, respectively. The Company's interest coverage ratio, defined as the ratio of EBITDA to total interest expense, was 6.2x and 5.8x for the three months ended January 31, 1998 and 1997 respectively.

     The Company's capital expenditures totaled $10.9 million and $9.8 million in the three months ended January 31, 1998 and 1997, respectively. Funds were applied primarily toward the upgrade of the Company's cable systems and the purchase of subscriber equipment, including converter boxes. The Company has principally financed its capital expenditures through funds generated by its operating activities, and to a lesser extent, bank borrowings and private placements of debt securities. The Company expects to continue the upgrade of its cable systems in 1998 and anticipates total capital expenditure requirements in fiscal 1998 to be approximately 10% more than in 1997.

     As a part of the Company's growth strategy the Company has been actively acquiring cable systems which meet the Company's acquisition criteria. The Company has funded its acquisitions through internally generated funds, private placements of debt securities, bank financing and capital contributions from DR Partners. The Company anticipates the acquisitions of additional systems in selected markets in the future.

     The Company paid dividends on its common stock totaling approximately $4.0 million, or $0.16 per share in the three months ended January 31, 1998 and 1997, respectively.

     The Company believes that net cash provided by operating activities, borrowings under its bank credit facilities and the Company's ability to obtain financing will provide adequate sources of short-term and long-term liquidity in the future.

     On February 2, 1998, the Company formed a partnership, TCA Cable Partners II (the "TCI Transaction"), with TCI American Holdings IV, L.P. (the "TCI Affiliate") , an affiliate of TCI Communications Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $247.9 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. TCA Cable Partners II will be consolidated in the financial statements of the Company and 20% of the estimated fair value of TCA Cable Partners II net assets will be recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II will be managed by the Company. At the closing of the TCI Transaction, the Company on a pro forma basis served approximately 850,000 subscribers.

     On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. On February 2, 1998, the Company issued $200 million in bonds with a coupon of 6.53% and a 10 year put to finance the TCI Transaction. The Company has received a rating of BBB+ from Standard & Poor's and Baa2 from Moody's. In August 1997, the Company entered into treasury lock transactions (the "Treasury Locks") with a notional amount of $100 million as a hedge against interest rate changes prior to the closing of the debt offering. In January 1998, the Treasury Locks were terminated at a cost of $7.9 million. The cost will be amortized over the term of the public debt as an interest rate yield adjustment.

FORWARD LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Financial Condition and Results of Operations", and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Quarterly Report could differ materially from those contemplated by such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Quarterly Report, including without limitation the portions of such statements under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Articles of Incorporation.(1)
           3.2           -- Articles of Amendment to Articles of Incorporation.(2)
           3.3           -- Articles of Amendment to Articles of Incorporation.(2)
           3.4           -- Articles of Amendment to Articles of Incorporation.(3)
           3.5           -- Amended and Restated Bylaws.(4)
           4.1           -- Form of Stock Certificate.(1)
           4.2           -- Rights Agreement dated January 15, 1998, between the
                            Company and ChaseMellon Shareholder Services, L.L.C.
                            which includes the Certificate of Designations for the
                            Series A Junior Participating Preferred Stock as Exhibit
                            A, the Form of Right Certificate as Exhibit B and the
                            Summary of Rights to Purchase Shares as Exhibit C.(5)
          10.1           -- Asset Exchange Agreement dated January 14, 1998 between
                            TCA Cable Partners and CABLE ONE, Inc.(6)
          27.1           -- Financial Data Schedule.*

---------------

*    Filed herewith.

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

(4) Previously filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended October 31, 1997, filed January 27, 1998 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Registrant's Form 8-K filed January 22, 1998 and incorporated herein by reference.

(6)  To be filed by amendment.

     (b) Reports on Form 8-K.

        The Company filed a Current Report on Form 8-K filed January 22, 1998, reporting an Item 5. Other Event regarding the Company's adoption of a Shareholder Rights Agreement.

        The Company filed a Current Report on Form 8-K filed January 27, 1998, reporting an Item 5. Other Event regarding the TCA Cable Partners II transaction.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                            TCA CABLE TV, INC.

                                                   /s/ FRED R. NICHOLS
                                            ------------------------------------
                                                      Fred R. Nichols,
                                            Chairman and Chief Executive Officer
Date: March 16, 1998

                                                  /s/ JIMMIE F. TAYLOR
                                            ------------------------------------
                                                     Jimmie F. Taylor,
                                             Vice President, CFO and Treasurer
Date: March 16, 1998

                               INDEX TO EXHIBITS

        EXHIBIT
          NO.                                    DESCRIPTION
        -------                                  -----------
           3.1           -- Articles of Incorporation.(1)
           3.2           -- Articles of Amendment to Articles of Incorporation.(2)
           3.3           -- Articles of Amendment to Articles of Incorporation.(2)
           3.4           -- Articles of Amendment to Articles of Incorporation.(3)
           3.5           -- Amended and Restated Bylaws.(4)
           4.1           -- Form of Stock Certificate.(1)
           4.2           -- Rights Agreement dated January 15, 1998, between the
                            Company and ChaseMellon Shareholder Services, L.L.C.
                            which includes the Certificate of Designations for the
                            Series A Junior Participating Preferred Stock as Exhibit
                            A, the Form of Right Certificate as Exhibit B and the
                            Summary of Rights to Purchase Shares as Exhibit C.(5)
          10.1           -- Asset Exchange Agreement dated January 14, 1998 between
                            TCA Cable Partners and CABLE ONE, Inc.(6)
          27.1           -- Financial Data Schedule.*

---------------

*    Filed herewith.

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

(4) Previously filed as an exhibit to the Registrant's Form 10-K for the fiscal year ended October 31, 1997, filed January 27, 1998 and incorporated herein by reference.

(5) Previously filed as an exhibit to the Registrant's Form 8-K filed January 22, 1998 and incorporated herein by reference.

(6)  To be filed by amendment.