Form 10-Q
period 1998-04-30
TCA CABLE TV INC
filed 1998-06-12
CIK 700997

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1998
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from                 to

                             ---------------------

                          COMMISSION FILE NO.: 0-11478

                             ---------------------

                               TCA CABLE TV, INC.
             (Exact name of registrant as specified in its charter)


               TEXAS                                    75-1798185
   (State of other jurisdiction of         (IRS Employer Identification Number)
   Incorporation or organization)

    3015 SSE LOOP 323, TYLER, TEXAS                          75701
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

              Yes   X                      No
                   ---                         ----

                               ------------------


       The number of shares outstanding of the registrant's common stock as of June 10, 1998 was:

                       24,945,356 shares of common stock.

                       TCA CABLE TV, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS






                                                                                   Page No.
                                                                                   --------
PART I - FINANCIAL INFORMATION

              Consolidated Balance Sheets - April 30, 1998 and October 31, 1997       3

              Consolidated Statements of Operations -
                   Three and Six months ended April 30, 1998 and 1997                 4

              Consolidated Statement of changes in Shareholders' Equity -
                   Six months ended April 30, 1998                                    5

              Consolidated Statements of Cash Flows -
                   Six months ended April 30, 1998 and 1997                           6

              Notes to Consolidated Financial Statements                              7

              Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                               8-11

PART II - OTHER INFORMATION                                                           12

              SIGNATURES                                                              13

                       TCA CABLE TV, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                 April 30,            October 31,
                      ASSETS                      1998                   1997
                                              ---------------      ---------------
                                                (Unaudited)
Cash                                          $     3,982,310      $     3,270,190
                                              ---------------      ---------------
Accounts receivable, subscribers                   18,322,358           15,852,757
                                              ---------------      ---------------
Accounts receivable, other                          2,393,645            1,017,070
                                              ---------------      ---------------
Income tax receivable                               1,894,790              529,830
                                              ---------------      ---------------

Property, plant and equipment, at cost:
   Land                                             4,646,424            4,110,347
   Distribution systems                           423,474,337          380,864,913
   Transportation equipment                        13,887,221           11,277,388
   Other                                           47,196,019           40,994,072
                                              ---------------      ---------------
                                                  489,204,001          437,246,720
   Less accumulated depreciation                 (224,080,148)        (208,416,640)
                                              ---------------      ---------------
                                                  265,123,853          228,830,080
                                              ---------------      ---------------


Other assets:
   Intangibles, net of accumulated
     amortization of $107,595,616 and
     $98,669,961, respectively                    795,628,221          464,602,414
   Prepaid expenses and other assets               13,337,618            7,029,979
                                              ---------------      ---------------
                                                  808,965,839          471,632,393
                                              ---------------      ---------------

                                              $ 1,100,682,795      $   721,132,320
                                              ===============      ===============

                      LIABILITIES


Accounts payable                              $    13,528,690      $    12,047,781
Accrued expenses                                   26,529,273           23,653,545
Subscriber advance payments                         5,359,542            3,522,240
Deferred income taxes                             131,080,000           71,580,000
Term debt                                         549,020,798          317,025,181
                                              ---------------      ---------------
                                                  725,518,303          427,828,747
                                              ---------------      ---------------
Redeemable minority interest                      189,255,763          122,636,878

Contingencies and commitments


   SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
  5,000,000 shares authorized; none
  issued
Common stock, $.10 par value, 60,000,000
  shares authorized; 25,036,794 and
  24,991,048 shares issued, respectively            2,503,679            2,499,105
Additional paid-in capital                         54,045,956           51,845,522
Retained earnings                                 131,722,145          119,108,443
                                              ---------------      ---------------
                                                  188,271,780          173,453,070
Less treasury stock, at cost,
  93,758 and 113,000 shares, respectively          (2,363,051)          (2,786,375)
                                              ---------------      ---------------
                                                  185,908,729          170,666,695
                                              ---------------      ---------------

                                              $ 1,100,682,795      $   721,132,320
                                              ===============      ===============






               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       TCA CABLE TV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                 Three Months Ended                     Six Months Ended
                                                     April 30,                              April 30,
                                          --------------------------------      --------------------------------
                                               1998               1997               1998               1997
                                          -------------      -------------      -------------      -------------
Revenues                                  $  96,580,112      $  74,983,934      $ 177,454,243      $ 148,473,222
                                          -------------      -------------      -------------      -------------



Operating expenses:
  Salaries, wages and benefits               16,648,307         14,262,737         31,687,907         27,411,267
  Programming costs                          25,849,798         19,976,561         47,709,777         38,330,364
  Other operating expenses                    3,463,956          2,598,909          6,333,569          4,709,990
  Selling, general and administrative         7,673,258          5,261,069         13,698,666         11,650,931
  Depreciation and amortization              14,171,832         10,969,665         25,629,836         21,642,303
                                          -------------      -------------      -------------      -------------
                                             67,807,151         53,068,941        125,059,755        103,744,855
                                          -------------      -------------      -------------      -------------
  Operating income                           28,772,961         21,914,993         52,394,488         44,728,367


Other income                                     42,627            184,925          1,128,364            446,736
Interest expense                             (9,433,304)        (5,332,655)       (14,896,656)       (10,776,148)
Minority interest                            (2,761,527)        (1,691,699)        (4,540,236)        (3,435,618)
                                          -------------      -------------      -------------      -------------
  Income before income taxes                 16,620,757         15,075,564         34,085,960         30,963,337
                                          -------------      -------------      -------------      -------------

Provision for income taxes:
  Current                                     3,500,000          2,875,000          7,000,000          5,876,005
  Deferred                                    3,200,000          3,000,000          6,500,000          6,200,000
                                          -------------      -------------      -------------      -------------
                                              6,700,000          5,875,000         13,500,000         12,076,005
                                          -------------      -------------      -------------      -------------


   Net Income                             $   9,920,757      $   9,200,564      $  20,585,960      $  18,887,332
                                          =============      =============      =============      =============



Basic earnings per common share           $        0.40      $        0.37      $        0.83      $        0.76
                                          =============      =============      =============      =============

Diluted earnings per common share         $        0.39      $        0.37      $        0.82      $        0.76
                                          =============      =============      =============      =============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       TCA CABLE TV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                 Common Stock Issued            Additional
                                             -------------    -------------       Paid-In          Retained             Treasury
                                               Shares            Amount           Capital          Earnings              Stock
                                             -------------    -------------    --------------   ---------------     --------------
 Balance, October 31, 1997                      24,991,048    $   2,499,105    $   51,845,522   $   119,108,443     $   (2,786,375)
    Net income for the six months
    ended April 30, 1998                                                                             20,585,960
    Issuance of common stock                        16,322            1,632           823,484
    Issuance of treasury stock in
        connection with an acquisition                                                538,776                              423,324
    Stock options exercised                         29,424            2,942           744,274
    Cash dividends at $.16 per share                                                                 (7,972,258)
    Amortization of warrants                                                           93,900
                                             -------------    -------------    --------------   ---------------     --------------

 Balance, April 30, 1998                        25,036,794    $   2,503,679    $   54,045,956   $   131,722,145     $   (2,363,051)
                                             =============    =============    ==============   ===============     ==============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                       TCA CABLE TV, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ended
                                                                     April 30,
                                                         --------------------------------
                                                             1998               1997
                                                         -------------      -------------
Cash flows from operating activities:
   Net income                                            $  20,585,960      $  18,887,332
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                                   16,669,636         14,790,627
     Amortization expense                                    8,960,200          6,851,676
     Deferred income taxes                                   6,500,000          6,200,000
     Share of (earnings) losses of affiliates                                     (15,893)
     Gain on sale of assets                                 (1,062,268)
     Minority interest in earnings                           4,540,236          3,435,618
     Stock warrant amortization                                 93,900             93,900
     Contribution of common stock to retirement plan           554,804            356,347
     Employee stock bonus                                      270,313
     Change in accounts receivable, subscribers             (2,469,601)        (2,385,697)
     Change in accounts receivable, other                   (1,376,575)           209,884
     Change in prepaid expenses and other assets            (1,234,266)        (1,009,876)
     Change in income tax receivable                        (1,364,960)          (742,369)
     Change in accounts payable                              1,480,909          2,371,426
     Change in subscriber advance payments                   1,837,302           (241,273)
     Change in accrued expenses                              7,997,802          2,098,316
                                                         -------------      -------------

      Net cash provided by operating activities             61,983,392         50,900,018
                                                         -------------      -------------

Cash flows from investing activities:
   Cash paid for acquisitions                             (249,890,220)       (41,850,000)
   Capital expenditures                                    (26,540,283)       (23,931,384)
   Proceeds from sale of assets                              3,884,104
   Distribution from affiliate                                                    971,912
                                                         -------------      -------------

      Net cash used in investing activities               (272,546,399)       (64,809,472)
                                                         -------------      -------------

Cash flows from financing activities:
   Borrowings of term debt                                 605,599,999         61,699,990
   Repayments of term debt                                (373,604,382)       (47,934,324)
   Debt issuance costs                                     (10,195,447)
   Proceeds from stock options exercised                       747,216             26,412
   Partnership capital contributions                                           10,275,000
   Partnership distributions                                (3,300,000)        (3,300,000)
   Dividends paid                                           (7,972,259)        (7,938,468)
                                                         -------------      -------------

      Net cash provided by financing activities            211,275,127         12,828,610
                                                         -------------      -------------

Net increase (decrease) in cash                                712,120         (1,080,844)

Cash at beginning of period                                  3,270,190          3,473,443
                                                         -------------      -------------

Cash at end of period                                    $   3,982,310      $   2,392,599
                                                         =============      =============

Supplemental cash flow information:
    Interest paid                                        $  10,326,989      $  10,668,092
                                                         =============      =============

    Income taxes paid                                    $   8,364,960      $   6,618,374
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

The financial statements as of April 30, 1998 and for the three and six month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary or present fairly the financial information included therein.

B. The consolidated statements of operations for the three and six months ended April 30, 1998, are not necessarily indicative of the operating results to be expected for the full year.

C. The Company adopted SFAS No. 128, "Earnings per Share" in November 1997. This statement, which replaces APB Opinion No. 15, "Earnings per Share", establishes simplified accounting standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards.

Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding during each period of 24,909,616 shares and 24,822,798 shares for 1998 and 1997, respectively. Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and common stock equivalents outstanding during the period of 25,167,060 and 24,863,635 for 1998 and 1997, respectively. All prior-period EPS amounts presented conform to the provisions of SFAS No. 128.

D. On January 14, 1998, the Company signed a definitive agreement to exchange the assets of selected TCA Cable Partners systems in Oklahoma, serving approximately 15,000 subscribers, for the assets of selected Cable ONE systems in Texas, serving approximately 14,000 subscribers. Cable ONE is a Washington Post subsidiary. The exchange is expected to close on June 15, 1998.

E. On February 2, 1998, the Company formed a partnership, TCA Cable Partners II (the "TCI Transaction") with TCI American Holdings IV, L.P. (the "TCI Affiliate"), an affiliate of TCI Communications, Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $247.9 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI
Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. TCA Cable Partners II will be consolidated in the financial statements of the Company and 20% of the estimated fair value of TCA Cable Partners II net assets will be recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II will be managed by the Company. At the closing of the TCI Transaction, the Company served approximately 860,000 subscribers. In connection with the TCI transaction, the Company recorded a deferred tax liability and a corresponding intangible asset of $53 million.

F. On February 2, 1998, the Company issued $200 million in bonds with a coupon of 6.53% to finance the TCI transaction. On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. The bondholders have the option to require the Company to repurchase the bonds on the tenth anniversary date at face value.

G. On April 1, 1998, the Company acquired Web International, Inc., doing business as Internet Tyler, an internet service provider serving the Tyler, Texas area. The Company issued 19,242 shares of common stock valued at $962,100 and paid approximately $260,000 in cash.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30,
1997.

       REVENUES. Revenues increased by $21.6 million, or 28.8%, during the three months ended April 30, 1998 compared to the three months ended April 30, 1997. Management attributes approximately $2.4 million, or 11.3%, of the revenue increase to internal growth in cable systems, $16.3 million, or 75.5% to cable system acquisitions, $3.3 million, or 15.1%, to internal growth in the Company's advertising insertion business, $0.6 million, or 2.8% to the acquisition of two internet service providers and $0.1 million, or 0.4% to internal growth in the Company's internet access business. These increases in revenue were offset by a decrease of $1.1 million, or 5.1% resulting from the Company's sale of its long distance business.

       Revenues from basic and expanded basic cable television subscriptions increased $15.1 million, or 31.6%, during the three months ended April 30, 1998 compared to the three months ended April 30, 1997. As a percentage of revenues, revenues from basic and expanded basic subscriptions increased to 65.3% of revenues for 1998 compared to 63.9% for 1997. Revenues from premium subscriptions increased $2.4 million, or 26.8%, during 1998 compared to 1997. As a percentage of revenues, revenues from premium subscriptions decreased to 11.8% during 1998 compared to 12.0% during 1997. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $3.0 million, or 24.3%, to $15.5 million for the three months ended April 30, 1998 compared to $12.4 million for the three months ended April 30, 1997. As a percentage of revenues, cable advertising revenues decreased to 16.0% during 1998 compared to 16.6% during 1997. The decreased percentage of advertising revenue was a result of the increase in cable television revenue from the TCI Transaction. Pay-per-view revenues increased $0.4 million, or 42.8%, during 1998 compared to 1997. As a percentage of revenues, revenues from pay-per-view increased to 1.3% for 1998 compared to 1.2% for 1997. Other revenues increased $0.6 million, or 13.4%, during 1998 compared to 1997 primarily due to the addition of $0.5 million of internet revenues. As a percentage of revenues, revenues from other sources decreased to 5.5% in 1998 compared to 6.3% in 1997.

       EXPENSES. Operating expenses increased $14.7 million, or 27.8%, during the three months ended April 30, 1998 compared to the three months ended April 30, 1997. As a percentage of revenues, operating expenses decreased to 70.2% for 1998 compared to 70.8% for 1997. The increase in operating expenses during the three months ended April 30, 1998 is primarily due to the acquisition of cable systems in the TCI Transaction.

       Salaries, wages and benefits increased $2.4 million, or 16.7%, during 1998 compared to 1997. As a percentage of revenues, salaries, wages and benefits were 17.2% for 1998 compared to 19.0% for 1997. Programming costs increased $5.9 million, or 29.4%, during 1998 compared to 1997. As a percentage of revenues, programming costs were 26.8% for 1998 and 26.7% for 1997. The increase in programming costs is the result of increases of $1.7 million in cable programming costs in same system operations, $4.2 million in cable programming costs in acquired systems and $0.6 million in the Company's payments to other cable operators of a percentage of advertising sales offset by a decrease of $0.6 million in network access fees in the long distance and internet access business. Other operating expenses increased $0.8 million, or 33.3%, during 1998 compared to 1997. As a percentage of revenues, other operating expenses were 3.6% for 1998 and 3.5% for 1997. Selling, general and administrative expense increased $2.4 million, or 45.9% during 1998 when compared to 1997. As a percentage of revenues, selling, general and administrative expenses were 7.9% for 1998 and 7.0% for 1997. Depreciation and amortization increased $3.2 million, or 29.2%, during 1998 when compared to 1997. As a percentage of revenues, depreciation and amortization was 14.7% for 1998 and 14.6% for 1997. The increase in depreciation and amortization was primarily due to the properties contributed by the TCI Affiliate in the TCI Transaction.

       Interest expense increased $4.1 million, or 76.9%, in 1998 compared to 1997 as a result of a $247.9 million increase in debt from the TCI Transaction, offset by a net repayment of debt of $9.9 million. The Company's weighted average interest rate was 6.8% for the three months ended April 30, 1998 compared to 6.9% for the three months ended April 30, 1997.

       OTHER INCOME. The Company's other income decreased $0.1 million during the three month ended April 30, 1998 compared to the three months ended April 30, 1997.

       INCOME TAXES. The Company's provision for income taxes was $6.7 million and $5.9 million in 1998 and 1997, respectively. The increase in taxes of 14.0% during the three months ended April 30, 1998 compared to the three months ended April 30, 1997 was a result of a 10.3% increase in income before income taxes and an increase in the effective tax rate to 40.3% in 1998 compared to 39.0% for fiscal 1997.

       MINORITY INTEREST. Minority interest in earnings was $2.8 million for 1998 and 1.7 million for 1997. Minority interest represents the portion of income before income taxes due to the minority partners in the Company's two partnerships. TCA Cable Partners is a partnership that is owned 75% by the Company and 25% by DR Partners, a division of Stephens Group, Inc. TCA Cable Partners II is a partnership owned 80% by the Company and 20% by TCI American Holdings IV, L.P., an affiliate of TCI Communications, Inc.

       NET INCOME. The Company's net income increased $0.7 million, or $7.8%, during the three months ended April 30, 1998 compared to the three months ended April 30, 1997. Basic earnings per share were $0.40 during the three months ended April 30, 1998 compared to $0.37 for the three months ended April 30, 1997. Diluted earnings per share were $0.39 during the three months ended April 30, 1998 compared to $0.37 for the three months ended April 30, 1997.

       SUBSCRIBERS. The Company's basic subscribers were 867,555 at April 30, 1998 compared to 706,967 at January 31, 1998. The increase in subscribers resulted from 148,436 additional subscribers acquired in the TCI Transaction and 12,152 subscribers, or a 1.7% increase, from internal growth.


SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997.

       REVENUES. Revenues increased by $29.0 million, or 19.5%, during the six months ended April 30, 1998 compared to the three months ended April 30, 1997. Management attributes approximately $5.1 million, or 17.4%, of the revenue increase to internal growth in cable systems, $18.1 million, or 62.5% to cable system acquisitions, $5.7 million, or 19.6%, to internal growth in the Company's advertising insertion business, $0.9 million, or 3.3% to the acquisition of two internet service providers and $0.2 million, or 0.7% to internal growth in the Company's internet access business. These increases in revenue were offset by a decrease of $1.0 million, or 3.5% resulting from the Company's sale of its long distance business.

       Revenues from basic and expanded basic cable television subscriptions increased $18.5 million, or 19.7%, during the six months ended April 30, 1998 compared to the six months ended April 30, 1997. As a percentage of revenues, revenues from basic and expanded basic subscriptions increased to 63.6% of revenues for 1998 compared to 63.5% for 1997. Revenues from premium subscriptions increased $3.0 million, or 17.1%, during 1998 compared to 1997. As a percentage of revenues, revenues from premium subscriptions decreased to 11.7% during 1998 compared to 11.9% during 1997. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $5.6 million, or 21.7%, to $31.4 million for the six months ended April 30, 1998 compared to $25.8 million for the six months ended April 30, 1997. As a percentage of revenues, cable advertising revenues increased to 17.7% during 1998 compared to 17.4% during 1997. Pay-per-view revenues increased $0.2 million, or 9.6%, during 1998 compared to 1997. As a percentage of revenues, revenues from pay-per-view decreased to 1.3% for 1998 compared to 1.4% for 1997. Other revenues increased $1.6 million, or 19.1%, during 1998 compared to 1997 primarily due to the addition of $0.9 million of internet revenues. As a percentage of revenues, revenues from other sources was 5.7% in 1998 and 1997.

       EXPENSES. Operating expenses increased $21.3 million, or 20.6%, during the six months ended April 30, 1998 compared to the six months ended April 30, 1997. As a percentage of revenues, operating expenses increased to 70.5% for 1998 compared to 69.9% for 1997. The increase in operating expenses during the six months ended April 30, 1998 is primarily due to the acquisition of cable systems in the TCI Transaction.

       Salaries, wages and benefits increased $4.3 million, or 15.6%, during 1998 compared to 1997. As a percentage of revenues, salaries, wages and benefits were 17.9% for 1998 compared to 18.5% for 1997. Programming costs increased $9.4 million, or 24.5%, during 1998 compared to 1997. As a percentage of revenues, programming costs were 26.9% for 1998 and 25.8% for 1997. The increase in programming costs is the result of increases of $2.8 million in cable programming costs in same system operations,$4.7 million in cable programming costs in acquired systems, $1.6 million in the Company's payments to other cable operators of a percentage of advertising sales and $0.2 million in network access fees in the long distance and internet access business. Other operating expenses increased $1.6 million, or 34.5%, during 1998 compared to 1997. As a percentage of revenues, other operating expenses were 3.6% for 1998 and 3.2% for 1997. Selling, general and administrative expense increased $2.0 million, or 17.6% during 1998 when compared to 1997. As a percentage of revenues, selling, general and administrative expenses were 7.7% for 1998 and 7.9% for 1997. Depreciation and amortization increased $4.0 million, or 18.4%, during 1998 when compared to 1997. As a percentage of revenues, depreciation and amortization was 14.4% for 1998 and 14.6% for 1997. The increase in depreciation and amortization was primarily due to the properties contributed by the TCI Affiliate in the TCI Transaction.

       Interest expense increased $4.1 million, or 38.2%, in 1998 compared to 1997 as a result of a $247.9 million increase in debt from the TCI Transaction, offset by a net repayment of debt of $15.9 million. The Company's weighted average interest rate was 7.0% for the six months ended April 30, 1998 compared to 7.0% for the six months ended April 30, 1997.

       OTHER INCOME. The Company's other income increased $0.7 million during the six months ended April 30, 1998 compared to the six months ended April 30, 1997. The increase was due to the sale of the assets of the Company's long distance business in December 1997. The sale resulted in a gain of approximately $1.1 million.

       INCOME TAXES. The Company's provision for income taxes was $13.5 million and $12.1 million in 1998 and 1997, respectively. The increase in taxes of 11.8% during the six months ended April 30, 1998 compared to the six months ended April 30, 1997 was a result of a 10.1% increase in income before income taxes and an increase in the effective tax rate to 39.6% in 1998 compared to 39.0% for fiscal 1997.

       MINORITY INTEREST. Minority interest in earnings was $4.5 million for 1998 and 3.4 million for 1997. Minority interest represents the portion of income before income taxes due to the minority partners in the Company's two partnerships. TCA Cable Partners is a partnership that is owned 75% by the Company and 25% by DR Partners, a division of Stephens Group, Inc. TCA Cable Partners II is a partnership owned 80% by the Company and 20% by TCI American Holdings IV, L.P., an affiliate of TCI Communications, Inc.

       NET INCOME. The Company's net income increased $1.7 million, or $9.0%, during the six months ended April 30, 1998 compared to the six months ended April 30, 1997. Basic earnings per share were $0.83 during the six months ended April 30, 1998 compared to $0.76 for the six months ended April 30, 1997. Diluted earnings per share were $0.82 during the six months ended April 30, 1998 compared to $0.76 for the six months ended April 30, 1997.

       SUBSCRIBERS. The Company's basic subscribers were 867,555 at April 30, 1998 compared to 699,684 at April 30, 1997. The increase in subscribers resulted from 148,436 additional subscribers acquired in the TCI Transaction and 19,435 subscribers, or a 2.8% increase, from internal growth.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has historically been able to meet its current and long-term liquidity and capital requirements, including dividends and fixed charges, through cash flow generated from operating activities, existing cash, bank lines of credit, and other external financing.

       Net cash flow from operating activities increased 21.7% to $62.0 million in 1998 from $50.9 million in 1997. The increase was principally due to cable system acquisitions and internal growth in cable operations and advertising..

       At April 30, 1998, the Company had $231.0 million in borrowings under its bank credit facilities. The Company had $190.0 million borrowed under its primary credit facility which provides for up to $350 million in borrowings by the Company and expires on January 31, 2003. The primary credit facility provides for interest to be paid quarterly at prime or LIBOR plus an applicable margin . At April 30, 1998 the Company also had $41.0 million borrowed under additional credit facilities with two banks. The additional bank credit facilities provide for up to $40.0 million and $4.0 million in borrowings by the Company and expire June 1999 and April 1999, respectively. During the six months ended April 30, 1998 and 1997, the Company borrowed approximately $605.6 million and $61.7 million respectively and repaid approximately $373.6 million and $47.9 million, respectively. In the six months ended April 30,1998, the Company's bank debt carried a weighted average interest rate of 6.6%.

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

       The Company believes that EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas , such as liquidity, operating performance and leverage. The Company's ratio of indebtedness to EBITDA was 3.4x and 2.6x for the three months ended April 30, 1998 and 1997, respectively. The Company's interest coverage ratio, defined as the ratio of EBITDA to total interest expense, was 6.1x and 5.9x for the three months ended April 30, 1998 and 1997 respectively.

       The Company's capital expenditures totaled $26.5 million and $23.9 million in the six months ended April 30, 1998 and 1997, respectively. Funds were applied primarily toward the upgrade of the Company's cable systems and the purchase of subscriber equipment, including converter boxes. The Company has principally financed its capital expenditures through funds generated by its operating activities, and to a lesser extent, bank borrowings and private placements of debt securities. The Company expects to continue the upgrade of its cable systems in 1998 and anticipates total capital expenditure requirements in fiscal 1998 to be approximately 10% more than in 1997.

       As a part of the Company's growth strategy the Company has been actively acquiring cable systems which meet the Company's acquisition criteria. The Company has funded its acquisitions through internally generated funds, private placements of debt securities, bank financing and capital contributions from DR Partners and TCI. The Company anticipates the acquisitions of additional systems in selected markets in the future.

       The Company paid dividends on its common stock totaling approximately $4.0 million, or $0.16 per share in the three months ended April 30, 1998 and 1997, respectively.

       The Company believes that net cash provided by operating activities, borrowings under its bank credit facilities and the Company's ability to obtain financing will provide adequate sources of short-term and long-term liquidity in the future.

       On February 2, 1998, the Company formed a partnership, TCA Cable Partners II ( the "TCI Transaction"), with TCI American Holdings IV, L.P.( the "TCI Affiliate") , an affiliate of TCI Communications Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $247.9 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. TCA Cable Partners II will be consolidated in the financial statements of the Company and 20% of the estimated fair value of TCA Cable Partners II net assets will be recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II will be managed by the Company. At the closing of the TCI Transaction, the Company served approximately 860,000 subscribers. In connection with the TCI transaction, the Company recorded a deferred tax liability and a corresponding intangible asset of $53 million.

       On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. On February 2, 1998, the Company issued $200 million in bonds with a coupon of 6.53% and a 10 year put to finance the TCI Transaction. The Company has received a rating of BBB+ from Standard & Poor's and Baa2 from Moody's. In August 1997, the Company entered into treasury lock transactions ( the "Treasury Locks") with a notional amount of $100 million as a hedge against interest rate changes prior to the closing of the debt offering. In January 1998, the Treasury Locks were terminated at a cost of $7.9 million. The cost will be amortized over the term of the public debt as an interest rate yield adjustment.

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

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

              Exhibit No.                  Description
              -----------                  -----------

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

              27.1   -- Financial Data Schedule.*

---------------

*Filed herewith.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27, 1994 and incorporated herein by reference.

(4) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1997, filed January 27, 1998 and incorporated herein by reference.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           TCA CABLE TV, INC.


                                           /s/ FRED R. NICHOLS
                                           ------------------------------------
                                                   Fred R. Nichols
                                           Chairman and Chief Executive Officer
Date: June 12, 1998

                                           /s/ JIMMIE F. TAYLOR
                                           ------------------------------------
                                                   Jimmie F. Taylor
                                           Vice President, CFO, and Treasurer
Date: June 12, 1998

                                  EXHIBIT INDEX

              Exhibit No.                  Description
              -----------                  -----------
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

              27.1   -- Financial Data Schedule.*

---------------

*Filed herewith.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27, 1994 and incorporated herein by reference.

(4) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1997, filed January 27, 1998 and incorporated herein by reference.