Form 10-Q
period 1998-07-31
TCA CABLE TV INC
filed 1998-09-11
CIK 700997

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

                 FOR THE QUARTERLY PERIOD ENDED: JULY 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                             ---------------------

    The number of shares outstanding of the registrant's common stock as of
                             September 9, 1998 was:

                       49,901,801 SHARES OF COMMON STOCK.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                               PAGE NO.
                                                               --------
PART I -- FINANCIAL INFORMATION
  Consolidated Balance Sheets -- July 31, 1998 and October
     31, 1997...............................................     3
  Consolidated Statements of Operations -- Three and nine
     months ended July 31, 1998 and 1997....................     4
  Consolidated Statement of Shareholders' Equity -- Nine
     months ended July 31, 1998.............................     5
  Consolidated Statements of Cash Flows -- Nine months ended
     July 31, 1998 and 1997.................................     6
  Notes to Consolidated Financial Statements................    7-8
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    9-13

PART II -- OTHER INFORMATION................................     14
  SIGNATURES................................................     15

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 JULY 31,       OCTOBER 31,
                                                                   1998            1997
                                                              --------------   -------------
                                                               (UNAUDITED)
Cash........................................................  $    3,067,201   $   3,270,190
                                                              --------------   -------------
Accounts receivable, subscribers............................      17,127,462      15,852,757
                                                              --------------   -------------
Accounts receivable, other..................................       3,742,191       1,017,070
                                                              --------------   -------------
Income tax receivable.......................................       2,833,197         529,830
                                                              --------------   -------------
Property, plant and equipment, at cost:
  Land......................................................       4,670,626       4,110,347
  Distribution systems......................................     441,799,663     380,864,913
  Transportation equipment..................................      17,406,462      11,277,388
  Other.....................................................      50,351,774      40,994,072
                                                              --------------   -------------
                                                                 514,228,525     437,246,720
  Less accumulated depreciation.............................    (233,530,980)   (208,416,640)
                                                              --------------   -------------
                                                                 280,697,545     228,830,080
                                                              --------------   -------------
Other assets:
  Intangibles, net of accumulated amortization of
     $113,483,376 and $98,669,961, respectively.............     789,823,502     464,602,414
  Prepaid expenses..........................................      12,762,503       7,029,979
                                                              --------------   -------------
                                                                 802,586,005     471,632,393
                                                              --------------   -------------
                                                              $1,110,053,601   $ 721,132,320
                                                              ==============   =============
                                        LIABILITIES
Accounts payable............................................  $   15,531,746   $  12,047,781
Accrued expenses............................................      31,527,912      23,653,545
Subscriber advance payments.................................       2,024,842       3,522,240
Deferred income taxes.......................................     134,080,000      71,580,000
Term debt...................................................     543,018,524     317,025,181
                                                              --------------   -------------
                                                                 726,183,024     427,828,747
                                                              --------------   -------------
Reedemable minority interest................................     191,826,077     122,636,878
                                                              --------------   -------------
                                    SHAREHOLDERS' EQUITY
Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued
Common stock, $.10 par value, 60,000,000 shares authorized;
  49,991,909 and 24,991,048 shares issued, respectively.....       4,999,191       2,499,105
Additional paid-in capital..................................      54,442,412      51,845,522
Retained earnings...........................................     134,965,948     119,108,443
                                                              --------------   -------------
                                                                 194,407,551     173,453,070
Less treasury stock, at cost, 187,516 and 113,000 shares,
  respectively..............................................      (2,363,051)     (2,786,375)
                                                              --------------   -------------
                                                                 192,044,500     170,666,695
                                                              --------------   -------------
                                                              $1,110,053,601   $ 721,132,320
                                                              ==============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 JULY 31,                     JULY 31,
                                        --------------------------   ---------------------------
                                            1998          1997           1998           1997
                                        ------------   -----------   ------------   ------------
Revenues..............................  $101,541,500   $79,181,508   $278,995,743   $227,654,730
                                        ------------   -----------   ------------   ------------
Operating expenses:
  Salaries, wages and benefits........    18,329,407    14,674,592     50,017,314     42,085,859
  Programming costs...................    27,488,710    21,458,545     75,198,487     59,788,909
  Other operating expenses............     3,569,614     2,295,064      9,903,183      7,005,054
  Selling, general and
     administrative...................     8,770,694     5,831,614     22,469,360     17,482,545
  Depreciation and amortization.......    15,338,592    11,442,015     40,968,428     33,084,318
                                        ------------   -----------   ------------   ------------
                                          73,497,017    55,701,830    198,556,772    159,446,685
                                        ------------   -----------   ------------   ------------
  Operating income....................    28,044,483    23,479,678     80,438,971     68,208,045
Other income..........................         8,242        38,036      1,136,606        484,772
Interest expense......................    (9,523,479)   (5,746,538)   (24,420,135)   (16,522,686)
Minority interest.....................    (2,498,964)   (1,962,359)    (7,039,200)    (5,397,977)
                                        ------------   -----------   ------------   ------------
  Income before income taxes..........    16,030,282    15,808,817     50,116,242     46,772,154
                                        ------------   -----------   ------------   ------------
Provision for income taxes:
  Current.............................     3,300,000     3,223,995     10,300,000      9,100,000
  Deferred............................     3,000,000     3,100,000      9,500,000      9,300,000
                                        ------------   -----------   ------------   ------------
                                           6,300,000     6,323,995     19,800,000     18,400,000
                                        ------------   -----------   ------------   ------------
  Net income..........................  $  9,730,282   $ 9,484,822   $ 30,316,242   $ 28,372,154
                                        ============   ===========   ============   ============
Basic earnings per common share.......  $       0.20   $      0.19   $       0.61   $       0.58
                                        ============   ===========   ============   ============
Diluted earnings per common share.....  $       0.19   $      0.19   $       0.60   $       0.58
                                        ============   ===========   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                 COMMON STOCK ISSUED     ADDITIONAL
                               -----------------------     PAID-IN       RETAINED      TREASURY
                                 SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1997....  24,991,048   $2,499,105   $51,845,521   $119,108,443   $(2,786,375)
  Net income for the nine
     months ended July 31,
     1998....................                                            30,316,242
  Issuance of common stock...      21,617        2,162     1,135,887
  Issuance of treasury stock
     in connection with an
     acquisition.............                                538,776                      423,324
  Stock options exercised....      31,255        3,125       781,378
  Amortization of warrants...                                140,850
  Cash dividends at $.48 per
     share...................                                           (11,963,938)
  Common stock split effected
     in the form of a
     dividend................  24,947,989    2,494,799                   (2,494,799)
                               ----------   ----------   -----------   ------------   -----------
Balance, July 31, 1998.......  49,991,909   $4,999,191   $54,442,412   $134,965,948   $(2,363,051)
                               ==========   ==========   ===========   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       JULY 31,
                                                              ---------------------------
                                                                  1998           1997
                                                              -------------   -----------
Cash flows from operating activities:
  Net income................................................  $  30,316,242   $28,372,154
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation expense...................................     26,120,468    22,605,807
     Amortization expense...................................     14,847,960    10,478,511
     Deferred income taxes..................................      9,500,000     9,300,000
     Contribution of common stock to retirement plan........        867,735       642,005
     Employee stock bonus...................................        270,313       163,125
     Stock warrant amortization.............................        140,850       140,850
     Gain on sale of assets.................................     (1,062,268)
     Share of (earnings) losses of affiliates...............                      (46,235)
     Minority interest in earnings..........................      7,039,200     5,397,977
     Change in prepaid expenses and other assets............       (681,785)   (1,195,495)
     Change in accounts receivable, subscribers.............     (1,274,706)   (4,672,316)
     Change in accounts receivable, other...................     (2,725,121)     (325,762)
     Change in income taxes receivable......................     (2,303,367)     (571,824)
     Change in subscriber advance payments..................     (1,497,398)     (848,141)
     Change in accrued expenses.............................     12,996,441     4,303,697
     Change in accounts payable.............................      3,483,965      (966,874)
                                                              -------------   -----------
Net cash provided by operating activities...................     96,038,529    72,777,479
                                                              -------------   -----------
Cash flows from investing activities:
  Cash paid for acquisitions................................   (248,251,909)  (41,850,000)
  Capital expenditures......................................    (51,564,808)  (36,641,701)
  Proceeds from sale of assets..............................      3,884,104
  Investments in affiliates.................................                     (895,578)
  Distribution from affiliate...............................                    1,100,025
                                                              -------------   -----------
          Net cash used in investing activities.............   (295,932,613)  (78,287,254)
                                                              -------------   -----------
Cash flows from financing activities:
  Borrowings of term debt...................................    625,599,999    84,299,990
  Repayments of term debt...................................   (399,606,656)  (73,265,283)
  Debt issuance costs.......................................    (10,172,813)
  Proceeds from stock options exercised.....................        784,503       169,903
  Partnership capital contributions.........................                   10,275,000
  Partnership distributions.................................     (4,950,000)   (4,950,000)
  Dividends paid............................................    (11,963,938)  (11,914,154)
                                                              -------------   -----------
          Net cash provided by financing activities.........    199,691,095     4,615,456
                                                              -------------   -----------
Net decrease in cash........................................       (202,989)     (894,319)
Cash at beginning of period.................................      3,270,190     3,473,443
                                                              -------------   -----------
Cash at end of period.......................................  $   3,067,201   $ 2,579,124
                                                              =============   ===========
Supplemental cash flow information:
     Interest paid..........................................  $  16,642,197   $16,957,607
                                                              =============   ===========
     Income taxes paid......................................  $  12,603,367   $ 9,671,824
                                                              =============   ===========

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

     The financial statements as of July 31, 1998 and for the three and nine month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

     B. The consolidated statements of operations for the three and nine months ended July 31, 1998, are not necessarily indicative of the operating results to be expected for the full year.

     C. The Company adopted SFAS No. 128, "Earnings per Share" in November 1997. This statement which replaces APB Opinion No. 15, "Earnings per Share' establishes simplified accounting standards for computing earnings per share ("EPS").

     Basic EPS is computed by dividing net earnings by the weighted-average number of common shares outstanding during each three month period of 49,892,452 shares and 49,688,898 shares for 1998 and 1997, respectively. Diluted EPS is computed by dividing net earnings by the weighted-average number of common shares and common stock equivalents outstanding during the three month period of 50,425,040 and 49,942,138 for 1998 and 1997, respectively. All prior-period EPS amounts presented conform to the provisions of SFAS No. 128.

     D. On January 14, 1998, the Company signed a definitive agreement (the "Cable One exchange") to exchange the assets of selected TCA Cable Partners systems in Oklahoma, serving approximately 15,000 subscribers, for the assets of selected Cable One systems in Texas, serving approximately 13,000 subscribers and having an equivalent amount of cash flow. Cable One is a Washington Post subsidiary. The exchange closed on June 15, 1998.

     E. On February 2, 1998, the Company formed a partnership, TCA Cable Partners II (the "TCI Transaction") with TCI American Holdings IV, L.P. (the "TCI Affiliate"), an affiliate of TCI Communications, Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $247.9 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. TCA Cable Partners II has been consolidated in the financial statements of the Company and 20% of the estimated fair value of TCA Cable Partners II net assets have been recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II is managed by the Company. At the closing of the TCI Transaction, the Company served approximately 860,000 subscribers. In connection with the TCI transaction, the Company recorded a deferred tax liability and a corresponding intangible asset of $53 million.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

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

     H. On June 25, 1998, the Company approved a two-for-one stock split of the Company's common stock effected in the form of a stock dividend. Shares were distributed August 5, 1998 to shareholders of record July 15, 1998. All share and per share amounts have been restated to reflect the stock split.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  Three Months Ended July 31, 1998 Compared to Three Months Ended July 31, 1997.

     Revenues. Revenues increased $22.4 million, or 28.2%, during the three months ended July 31, 1998 compared to the three months ended July 31, 1997. Management attributes approximately $3.6 million, or 16.1%, of the revenue increase to internal growth in cable systems, $15.2 million, or 68.0% to cable system acquisitions, $3.7 million, or 16.5%, to internal growth in the Company's advertising insertion business, $0.8 million, or 3.7% to the acquisition of two internet service providers and $0.2 million, or 0.7% to internal growth in the Company's internet access business. These increases in revenue were offset by a decrease of $1.1 million, or 5.0% resulting from the Company's sale of its long distance business.

     Revenues from basic and expanded basic cable television subscriptions increased $15.9 million, or 32.1%, during the three months ended July 31, 1998 compared to the three months ended July 31, 1997. As a percentage of revenues, revenues from basic and expanded basic subscriptions increased to 64.4% of revenues for 1998 compared to 62.5% for 1997. Revenues from premium subscriptions increased $1.8 million, or 19.6%, during 1998 compared to 1997. As a percentage of revenues, revenues from premium subscriptions decreased to 11.0% during 1998 compared to 11.7% during 1997. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $3.5 million, or 24.4%, to $18.0 million for the three months ended July 31, 1998 compared to $14.5 million for the three months ended July 31, 1997. As a percentage of revenues, cable advertising revenues decreased to 17.7% during 1998 compared to 18.3% during 1997. The decreased percentage of advertising revenue was a result of the increase in cable television revenue from the TCI Transaction. Pay-per-view revenues decreased $0.3 million, or 26.6%, during 1998 compared to 1997. As a percentage of revenues, revenues from pay-per-view decreased to 0.9% for 1998 compared to 1.7% for 1997. Other revenues increased $1.5 million, or 31.7%, during 1998 compared to 1997 primarily due an increase of $0.9 million in internet revenues. As a percentage of revenues, revenues from other sources increased to 6.0% in 1998 compared to 5.8% in 1997.

     Expenses. Operating expenses increased $17.8 million, or 32.0%, during the three months ended July 31, 1998 compared to the three months ended July 31, 1997. As a percentage of revenues, operating expenses increased to 72.4% for 1998 compared to 70.3% for 1997. The increase in operating expenses during the three months ended July 31, 1998 is primarily due to the acquisition of cable systems in the TCI Transaction.

     Salaries, wages and benefits increased $3.7 million, or 24.9%, during 1998 compared to 1997. As a percentage of revenues, salaries, wages and benefits were 18.1% for 1998 compared to 18.5% for 1997. Programming costs increased $6.0 million, or 28.1%, during 1998 compared to 1997. The increase in programming costs is the result of increases of $1.8 million in cable programming costs in same system operations, $4.0 million in cable programming costs in acquired systems and $0.9 million in the Company's payments to other cable operators of a percentage of advertising sales offset by a decrease of $0.7 million in network access fees in the long distance and internet access business. As a percentage of revenues, programming costs were 27.1% for 1998 and 1997. Other operating expenses increased $1.3 million, or 55.5%, during 1998 compared to 1997. As a percentage of revenues, other operating expenses were 3.5% for 1998 and 2.9% for 1997. Selling, general and administrative expense increased $2.9 million, or 50.4% during 1998 when compared to 1997. As a percentage of revenues, selling, general and administrative expenses were 8.6% for 1998 and 7.4% for 1997. Depreciation and amortization increased $3.9 million, or 34.1%, during 1998 when compared to 1997. As a percentage of revenues, depreciation and amortization was 15.1% for 1998 and 14.5% for 1997.

     Interest expense increased $3.8 million, or 65.7%, in 1998 compared to 1997 as a result of a $247.9 million increase in debt from the TCI Transaction, offset by a net repayment of debt of $6.0 million. The Company's weighted average interest rate was 7.0% for the three months ended July 31, 1998 compared to 7.1% for the three months ended July 31, 1997.

     Other Income. The Company's other income decreased $0.03 million during the three month ended July 31, 1998 compared to the three months ended July 31, 1997.

     Income Taxes. The Company's provision for income taxes was $6.3 million in 1998 and 1997, respectively. The decrease in taxes during the three months ended July 31, 1998 compared to the three months ended July 31, 1997 was a result of a 1.4% increase in income before income taxes and an decrease in the effective tax rate to 39.3% in 1998 compared to 40.0% for fiscal 1997.

     Minority Interest. Minority interest in earnings was $2.5 million for 1998 and 2.0 million for 1997. Minority interest represents the portion of income before income taxes due to the minority partners in the Company's two partnerships. TCA Cable Partners is a partnership that is owned 75% by the Company and 25% by DR Partners, a division of Stephens Group, Inc. TCA Cable Partners II is a partnership owned 80% by the Company and 20% by TCI American Holdings IV, L.P., an affiliate of TCI Communications, Inc.

     Net Income. The Company's net income increased $0.2 million, or $2.6%, during the three months ended July 31, 1998 compared to the three months ended July 31, 1997. Basic earnings per share were $0.20 during the three months ended July 31, 1998 compared to $0.19 for the three months ended July 31, 1997. Diluted earnings per share were $0.19 during the three months ended July 31, 1998 compared to $0.19 for the three months ended July 31, 1997.

     Subscribers. The Company's basic subscribers were 853,505 at July 31, 1998 compared to 867,555 at April 30, 1998. The decrease in subscribers resulted from a seasonal decline in subscribers in systems with colleges and a reduction in subscribers in the Cable One exchange.

  Nine Months Ended July 31, 1998 Compared to Nine Months Ended July 31, 1997.

     Revenues. Revenues increased by $51.3 million, or 22.6%, during the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997. Management attributes approximately $8.5 million, or 16.6%, of the revenue increase to internal growth in cable systems, $33.4 million, or 65.1% to cable system acquisitions, $9.4 million, or 18.3%, to internal growth in the Company's advertising insertion business, $1.8 million, or 3.4% to the acquisition of two internet service providers and $0.3 million, or 0.7% to internal growth in the Company's internet access business. These increases in revenue were offset by a decrease of $2.1 million, or 4.1% resulting from the Company's sale of its long distance business.

     Revenues from basic and expanded basic cable television subscriptions increased $34.4 million, or 23.9%, during the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997. As a percentage of revenues, revenues from basic and expanded basic subscriptions increased to 63.9% of revenues for 1998 compared to 63.2% for 1997. Revenues from premium subscriptions increased $4.8 million, or 18.0%, during 1998 compared to 1997. As a percentage of revenues, revenues from premium subscriptions decreased to 11.4% during 1998 compared to 11.8% during 1997. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $9.1 million, or 22.7%, to $49.4 million for the nine months ended July 31, 1998 compared to $40.3 million for the nine months ended July 31, 1997. As a percentage of revenues, cable advertising revenues were to 17.7% during 1998 and 1997. Pay-per-view revenues decreased $0.1 million, or 4.1%, during 1998 compared to 1997. As a percentage of revenues, revenues from pay-per-view decreased to 1.2% for 1998 compared to 1.5% for 1997. Other revenues increased $3.1 million, or 23.4%, during 1998 compared to 1997 primarily due to the addition of $1.8 million of internet revenues. As a percentage of revenues, revenues from other sources was 5.8% in 1998 and 1997.

     Expenses. Operating expenses increased $39.1 million, or 24.5%, during the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997. As a percentage of revenues, operating expenses increased to 71.2% for 1998 compared to 70.0% for 1997. The increase in operating expenses during the nine months ended July 31, 1998 is primarily due to the acquisition of cable systems in the TCI Transaction.

     Salaries, wages and benefits increased $7.9 million, or 18.9%, during 1998 compared to 1997. As a percentage of revenues, salaries, wages and benefits were 17.9% for 1998 compared to 18.5% for 1997. Programming costs increased $15.4 million, or 25.8%, during 1998 compared to 1997. As a percentage of revenues, programming costs were 26.9% for 1998 and 26.3% for 1997. The increase in programming costs is the result of increases of $4.7 million in cable programming costs in same system operations, $8.7 million in cable programming costs in acquired systems, $2.5 million in the Company's payments to other cable operators of a percentage of advertising sales offset by a decrease of $0.5 million in network access fees in the long distance and internet access business. Other operating expenses increased $2.9 million, or 41.4%, during 1998 compared to 1997. As a percentage of revenues, other operating expenses were 3.6% for 1998 and 3.1% for 1997. Selling, general and administrative expense increased $5.0 million, or 28.5% during 1998 when compared to 1997. As a percentage of revenues, selling, general and administrative expenses were 8.1% for 1998 and 7.7% for 1997. Depreciation and amortization increased $7.9 million, or 23.8%, during 1998 when compared to 1997. As a percentage of revenues, depreciation and amortization was 14.7% for 1998 and 14.5% for 1997.

     Interest expense increased $7.9 million, or 47.8%, in 1998 compared to 1997 as a result of a $247.9 million increase in debt from the TCI Transaction, offset by a net repayment of debt of $21.9 million. The Company's weighted average interest rate was 7.0% for the nine months ended July 31, 1998 compared to 7.0% for the nine months ended July 31, 1997.

     Other Income. The Company's other income increased $0.7 million during the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997. The increase was due to the sale of the assets of the Company's long distance business in December 1997. The sale resulted in a gain of approximately $1.1 million.

     Income Taxes. The Company's provision for income taxes was $19.8 million and $18.4 million in 1998 and 1997, respectively. The increase in taxes during the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997 was a result of a 7.2% increase in income before income taxes and an increase in the effective tax rate to 39.5% in 1998 compared to 39.3% for fiscal 1997.

     Minority Interest. Minority interest in earnings was $7.0 million for 1998 and 5.4 million for 1997. Minority interest represents the portion of income before income taxes due to the minority partners in the Company's two partnerships. TCA Cable Partners is a partnership that is owned 75% by the Company and 25% by DR Partners, a division of Stephens Group, Inc. TCA Cable Partners II is a partnership owned 80% by the Company and 20% by TCI American Holdings IV, L.P., an affiliate of TCI Communications, Inc.

     Net Income. The Company's net income increased $1.9 million, or 6.9%, during the nine months ended July 31, 1998 compared to the nine months ended July 31, 1997. Basic earnings per share were $.61 during the nine months ended July 31, 1998 compared to $.58 for the nine months ended July 31, 1997. Diluted earnings per share were $.60 during the nine months ended July 31, 1998 compared to $.58 for the nine months ended July 31, 1997.

     Subscribers. The Company's basic subscribers were 853,505 at July 31, 1998 compared to 692,323 at July 31, 1997. The increase in subscribers resulted from 148,436 additional subscribers acquired in the TCI Transaction and 15,371 subscribers, or a 2.2% increase, from internal growth, offset by a reduction of 2625 subscribers in the Cable One exchange.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically been able to meet its current and long-term liquidity and capital requirements, including dividends and fixed charges, through cash flow generated from operating activities, existing cash, bank lines of credit, and other external financing.

     Net cash flow from operating activities increased 31.9% to $96.0 million in 1998 from $72.8 million in 1997. The increase was principally due to cable system acquisitions and internal growth in cable operations and advertising.

     At July 31, 1998, the Company had $225.0 million in borrowings under its bank credit facilities. The Company had $181.0 million borrowed under its primary credit facility which provides for up to $350 million in borrowings by the Company and expires on January 31, 2003. The primary credit facility provides for interest to be paid quarterly at prime or LIBOR plus an applicable margin. At July 31, 1998 the Company also had $44.0 million borrowed under additional credit facilities with two banks. The additional bank credit facilities provide for up to $40.0 million and $4.0 million in borrowings by the Company and expire June 1999 and April 1999, respectively. In the nine months ended July 31,1998, the Company's bank debt carried a weighted average interest rate of 6.7%.

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

     The Company believes that EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. The Company's ratio of indebtedness to EBITDA was 3.3x and 2.5x for the three months ended July 31, 1998 and 1997, respectively. The Company's interest coverage ratio, defined as the ratio of EBITDA to total interest expense, was 5.4x and 6.0x for the three months ended July 31, 1998 and 1997 respectively.

     The Company's capital expenditures totaled $51.6 million and $36.6 million in the nine months ended July 31, 1998 and 1997, respectively. Funds were applied primarily toward the upgrade of the Company's cable systems and the purchase of subscriber equipment, including converter boxes. The Company has principally financed its capital expenditures through funds generated by its operating activities, and to a lesser extent, bank borrowings and private placements of debt securities. The Company expects to continue the upgrade of its cable systems in 1998 and anticipates total capital expenditure requirements in fiscal 1998 to be approximately 30% more than in 1997.

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

     The Company paid dividends on its common stock totaling approximately $4.0 million, or $0.16 per share in the three months ended July 31, 1998 and 1997, respectively.

     The Company believes that net cash provided by operating activities, borrowings under its bank credit facilities and the Company's ability to obtain financing will provide adequate sources of short-term and long-term liquidity in the future.

     On February 2, 1998, the Company formed a partnership, TCA Cable Partners II (the "TCI Transaction"), with TCI American Holdings IV, L.P.(the "TCI Affiliate"), an affiliate of TCI Communications Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $247.9 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. TCA Cable Partners II will be consolidated in the financial statements of the Company and 20% of the estimated fair value of TCA Cable Partners II net assets will be recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II will be managed by the Company. At the closing of the TCI Transaction, the Company served approximately 860,000 subscribers. In connection with the TCI transaction, the Company recorded a deferred tax liability and a corresponding intangible asset of $53 million.

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

YEAR 2000 COMPLIANCE

     Many existing computer systems and applications and other control devices use only two digits to identify a year in the date field without considering the impact of the upcoming change in the century. As a result, as year 2000 approaches, computer systems and applications used by many companies may need to be upgraded to comply with Year 2000 requirements ("Year 2000"). The Company relies on its systems in operating and monitoring many significant aspects of its business, including financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunications equipment. The Company also relies directly and indirectly on the systems of external business enterprises such as customers, suppliers, creditors, financial organizations and domestic and international governments. The Company currently estimates that its costs associated with Year 2000 compliance, including any costs associated with the consequences of incomplete or untimely resolution of Year 2000 compliance issues, will not have a material adverse effect on the Company's business, financial condition or results of operations. However, the Company has not exhaustively investigated and does not believe it has fully identified the impact of Year 2000 compliance and has not concluded that it can resolve any issues that may arise in complying with Year 2000 without disruption of its business or without incurring significant expense. In addition, even if the Company's internal systems are not materially affected by Year 2000 compliance issues, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

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

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Articles of Incorporation.(1)
          3.2            -- Articles of Amendment to Articles of Incorporation.(2)
          3.3            -- Articles of Amendment to Articles of Incorporation.(2)
          3.4            -- Articles of Amendment to Articles of Incorporation.(3)
          3.5            -- Amended and Restated Bylaws.(4)
          4.1            -- Form of Stock Certificate.(1)
         10.1(a)         -- Asset Exchange Agreement dated January 14, 1998 between
                            TCA Partners and Cable One, Inc.*
         10.1(b)         -- First Amendment to Asset Agreement dated June 15, 1998
                            between TCA Cable Partners and Cable One, Inc.*
         27.1            -- Financial Data Schedule.*

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

Date: September 10, 1998

                                                  /s/ JIMMIE F. TAYLOR

                                            ------------------------------------
                                                      Jimmie F. Taylor
                                             Vice President, CFO, and Treasurer

Date: September 10, 1998

                                 EXHIBIT INDEX

      EXHIBIT NO.                                DESCRIPTION
      -----------                                -----------
          3.1            -- Articles of Incorporation.(1)
          3.2            -- Articles of Amendment to Articles of Incorporation.(2)
          3.3            -- Articles of Amendment to Articles of Incorporation.(2)
          3.4            -- Articles of Amendment to Articles of Incorporation.(3)
          3.5            -- Amended and Restated Bylaws.(4)
          4.1            -- Form of Stock Certificate.(1)
         10.1(a)         -- Asset Exchange Agreement dated January 14, 1998 between
                            TCA Partners and Cable One, Inc.*
         10.1(b)         -- First Amendment to Asset Agreement dated June 15, 1998
                            between TCA Cable Partners and Cable One, Inc.*
         27.1            -- Financial Data Schedule.*

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