Form 10-K
period 1998-10-31
TCA CABLE TV INC
filed 1999-01-29
CIK 700997

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

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

                                       OR

   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER: 0-11478

                               TCA CABLE TV, INC.
             (Exact name of Registrant as specified in its charter)

                 TEXAS                                  75-1798185
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

  3015 S.S.E. LOOP 323, TYLER, TEXAS                       75701
    (Address of principal executive                     (Zip Code)
                offices)

                                 (903) 595-3701
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                        NAME OF EACH EXCHANGE
 TITLE OF EACH CLASS     ON WHICH REGISTERED
 -------------------    ---------------------
        None                    None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.10 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                             ---------------------
     The aggregate market value of the voting stock held by non-affiliates of the registrant as computed by reference to the average of the closing bid and asked prices of such stock, as reported by the Nasdaq, on January 8, 1999 ($37.63) was $1,459,498,741. Shares of voting stock held by each officer and director and by each person who owns 10% or more of the Company's outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of shares outstanding of the registrant's Common Stock as of January 8, 1999 was:

                       49,637,873 SHARES OF COMMON STOCK.

     Documents incorporated by reference: Part III Items 10, 11, 12 and 13 of this Form 10-K are incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 30, 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     TCA Cable TV, Inc. ("TCA") is engaged in the development, acquisition, ownership, operation and management of cable television systems. As of October 31, 1998, based on number of subscribers, the Company is the sixteenth largest cable television system operator, serving approximately 865,000 subscribers, which passed approximately 1.2 million households. Approximately 95% of the Company's subscribers are located in regional clusters in Texas, Louisiana and Arkansas. The Company also operates three systems in Oklahoma and has one system in each of Idaho, Mississippi and New Mexico. The Company intends to continue to concentrate its activities in these and similar non-urban markets where residents rely on cable television to provide quality reception and services, referred to by the Company as "classic cable markets." By acquiring and developing systems in geographic proximity, the Company has realized operating efficiencies through the consolidation of various managerial, administrative and technical functions. The Company believes that the geographic clustering of its cable systems makes it a cost effective cable service provider.

     The following table sets forth certain operating data as of October 31, 1998:

                                NUMBER                EQUIVALENT
                                  OF        HOMES        BASIC         BASIC      PREMIUM     PREMIUM
           LOCATION             SYSTEMS    PASSED     SUBSCRIBERS   PENETRATION   UNITS*    PENETRATION*
           --------             -------   ---------   -----------   -----------   -------   ------------
Texas.........................    29        502,615     349,773          70%      212,685        61%
Louisiana.....................    16        316,709     236,293          75%      209,222        89%
Arkansas......................    23        321,890     237,257          74%      127,033        54%
New Mexico....................     1         16,550      10,869          66%        5,652        52%
Mississippi...................     1         18,823      13,966          74%       10,922        78%
Oklahoma......................     3         11,038       8,440          76%        4,822        57%
Idaho.........................     1          7,350       8,321         113%        3,550        43%
                                          ---------     -------                   -------
  Subtotal....................    74      1,194,975     864,919          xx%      573,886        66%
Managed Systems...............     2          7,378       5,151          70%        2,243        44%
                                          ---------     -------                   -------
          Total...............    76      1,202,353     870,070          xx%      576,129        66%
                                          =========     =======                   =======

---------------

* Premium units are calculated based upon the number of premium services subscribed to per basic subscriber. Premium penetration equals the ratio of premium units to basic subscribers. Premium services include single channel services offered for a monthly fee per channel or a combination of these channels offered as a package.

     Through its wholly-owned subsidiary, VPI Communications, Inc. d/b/a CableTime ("CableTime"), the Company is the largest third party turnkey advertising insertion provider serving the cable television industry. As of October 31, 1998, CableTime served 83 cable television operators in 486 systems, including the Company's systems, collectively reaching approximately 3.1 million subscribers.

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

     The Company was organized as a Texas corporation in 1981 to consolidate the ownership of four corporations which had been developing and operating cable television systems since 1965, 1973, 1975 and 1976, respectively. Members of senior management of the Company are highly experienced in the cable television industry and have spent the majority of their respective careers at the Company. The Chairman,

Chief Executive Officer and President; Chief Financial Officer; and Senior Vice President of the Company have spent 18, 14 and 16 years, respectively, with the Company or its predecessors. The Company completed its initial public offering of Common Stock in 1982.

RECENT DEVELOPMENTS

     Consistent with the Company's regional clustering strategy, in February 1998 the Company formed a partnership, TCA Cable Partners II (the " TCI Transaction") with TCI American Cable Holdings IV, L.P. (the "TCI Affiliate"), an affiliate of Tele-Communications, Inc. The Company contributed to TCA Cable Partners II certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt in exchange for an 80% interest in TCA Cable Partners II and the TCI Affiliate contributed its systems in North Texas and Western Louisiana serving approximately 150,000 subscribers and $249.7 million in unsecured debt, in exchange for a 20% interest in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate were each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. Upon closing the TCI Transaction, the Company extended a loan to TCA Cable Partners II in the aggregate amount of the unsecured debt of TCA Cable Partners II. TCA Cable Partners II in turn used the proceeds of the loan to retire such debt. TCA Cable Partners II is consolidated in the financial statements of TCA and 20% of the estimated fair value of TCA Cable Partners II net assets were recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning in February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II is managed by the Company.

     In September 1997, Mr. Robert M. Rogers, the founder, Chairman of the Board and former Chief Executive Officer, and largest shareholder of the Company, passed away. Approximately 15.2% of the Company's outstanding common stock was bequeathed by Mr. Rogers to a trust (the "Trust"), of which Kanaly Trust Company (the "Trustee") is trustee. The life beneficiary of the Trust is Robyn M. Rogers, Mr. Rogers' widow, and the remainder beneficiaries are the grandchildren of Mr. Rogers and The Rogers Foundation, a charitable foundation established by Mr. Rogers. The executor of Mr. Rogers' estate is the Trustee. On April 29, 1998, the Trust sold a total of 7,614,588 shares of TCA common stock ( as adjusted for the two-for-one stock split on July 15, 1998) pursuant to a Registration Statement filed by TCA on behalf of the Trust. The shares sold represent all of the shares of TCA common stock held by the Trust.

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

     Regional Clustering. Approximately 95% of the Company's subscribers are located in regional clusters in three states. By acquiring and developing systems in geographic proximity, the Company has realized significant operating efficiencies through the consolidation of various managerial, administrative and technical functions including the ability to serve a number of systems within a single region through a central headend facility. Consistent with its clustering strategy, the Company intends to continue its emphasis on growth regionally through acquisitions of existing systems and is also considering potential joint venture and partnership arrangements with other cable system operators. The formation of TCA Cable Partners II is another example of this clustering strategy. See "-- Recent Developments."

     Technological Innovation and New Services. The Company has actively invested in technological advances and system upgrades over the past several years. The Company considers technological innovation to be an important component of its service offerings and customer satisfaction and is continually evaluating the technical and economic feasibility of providing enhanced or new subscriber services. Such services are expected to include high speed internet access, digital video, expanded pay-per-view and other interactive services. During fiscal 1998, the Company began offering high-speed Internet access over its cable plant in 3 markets and anticipates offering this service in 17 new markets in 1999. The Company launched digital services to its subscribers in 7 markets in fiscal 1998 and anticipates 12 new markets in 1999. At October 31, 1998, the Company had 1,600 high-speed Internet customers and 4,000 digital subscribers. In addition, TCA serves approximately 14,000 standard dial-up Internet subscribers. At October 31, 1998, high-speed Internet and digital services are available to 400,000 TCA subscribers.

     Conservative Capital Structure. The Company adheres to a policy of conservative leverage relative to other cable television operators in the United States. As of October 31, 1998, the Company had a ratio of debt to EBITDA of 3.1x. By maintaining a conservative capital structure, the Company has been able to generate a strong cash flow, which has provided the Company with the flexibility to upgrade its systems and to pursue acquisitions opportunistically.

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

     Recent significant acquisitions include the Company's acquisitions in 1995, when it acquired systems serving approximately 72,000 subscribers in and around San Angelo, Texas and El Dorado, Fayetteville and Russellville, Arkansas. In 1996, the Company contributed 22 systems in Arkansas and Mississippi, serving approximately 175,000 subscribers, to TCA Cable Partners in exchange for a 75% interest in TCA Cable Partners. The remaining 25% interest in TCA Cable Partners is held by DR Partners ("Donrey") who contributed five systems in Arkansas, Oklahoma and California serving approximately 60,000 subscribers. The Vallejo, California system, one of the systems contributed by Donrey, was subsequently traded in 1996 for the Fort Smith, Arkansas system. Following its formation, TCA Cable Partners has acquired cable systems serving 8,100 subscribers in Van Buren and 21,000 subscribers in Jonesboro, Arkansas. In 1998, the Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in debt to TCA Cable Partners II in exchange for an 80% interest. The remaining 20% interest in TCA Cable Partners II is held by the TCI Affiliate who contributed systems in North Texas and Western Louisiana serving approximately 150,000 subscribers and $249.7 million in debt. The Company believes that partnerships and joint ventures are advantageous to acquiring strategic systems located near Company owned systems that the Company would otherwise not be in a position to purchase outright. In any future partnership or joint venture, the Company currently intends to maintain a majority ownership interest and to manage the systems held by each partnership. The Company believes that its future acquisitions are likely to include partnership and joint venture transactions as well as more conventional system acquisitions. See "-- Recent Developments."

     The following table provides historical data on the development of the Company's cable television systems. Information with respect to systems managed but not owned by the Company are excluded from the table. Systems owned by TCA Cable Partners and TCA Cable Partners II are included in the table.

                               MILES OF                 NUMBER                    NUMBER OF
                                ACTIVE      HOMES      OF BASIC        BASIC       PREMIUM      PREMIUM
                                PLANT      PASSED     SUBSCRIBERS   PENETRATION    UNITS*     PENETRATION*
                               --------   ---------   -----------   -----------   ---------   ------------
Period Ended October 31,
  1994.......................   10,413      651,250     486,852         75%        321,076         66%
  1995.......................   12,671      761,621     573,951         75%        356,836         62%
  1996.......................   15,226      891,458     670,500         75%        390,457         58%
  1997.......................   16,275      935,438     702,659         75%        417,423         59%
  1998.......................   20,049    1,194,975     864,919         72%        573,886         66%

---------------

* Premium units are calculated based on the number of premium services subscribed to per basic subscriber. Premium penetration equals the ratio of premium units to basic subscribers. Premium services include single channel services offered for a monthly fee per channel and each channel offered in a package.

     The Company currently owns and operates a total of 74 cable systems and manages two additional systems for third parties. The Company's cable systems primarily have bandwidth capacities ranging from 300 MHZ to 750 MHZ, which permit its systems to carry from 35 to 82 channels. The Company's current upgrade program calls for the continued implementation of fiber optic cable which has served a major role in expanding channel capacity, improving system reliability, reducing operating expenses and providing additional revenue-producing services. As of October 31, 1998, approximately 60% of the Company's subscribers are in systems with bandwidth of 450mhz or greater, all of which are capable of two-way interactive service.

The Company has launched digital compression technology in some of its systems to increase the channel capacity to in excess of 100 channels. At October 31, 1998, the Company had approximately 4,000 digital subscribers in 6 systems. The Company has plans to launch digital services in an additional 12 systems in 1999.

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

     The Company offers an additional level of service known as "expanded basic" service. Under this level of service the Company makes available to subscribers a variety of packaged programming, including news, sports, educational and entertainment channels and programs purchased from independent suppliers and combined in different formats to appeal to different tastes. Expanded basic service is provided at an additional monthly charge to basic service and the incremental fee generally ranges from $8.50 to $14.50. A new product tier, known as the "premier package," is now being introduced in systems where fiber optic rebuilds are either finished or nearing completion. The premier package offers the five to twelve channels most requested by customers in the system's area of service and the fee generally ranges from $5.95 to $6.95.

     As of October 31, 1998, approximately 90% of the Company's systems offer four premium service channels. Premium services include channels such as: The Movie Channel(R), Home Box Office(R), Showtime(R), Cinemax(R) and The Disney Channel(R), which offer feature motion pictures, concerts and other special features without commercial interruption. The Company's services do not include adult programming.

     Rates charged subscribers vary with the type of service selected. All of the Company's cable systems are subject to rate regulation. See "-- Legislation and Regulation." The Company's average monthly revenue per subscriber for the year ended October 31, 1998 was $32.48. In addition to monthly subscriber fees, the Company charges a one-time installation fee of approximately $38 to new subscribers. Monthly charges for equipment furnished to the customers generally range from $1.95 to $3.36. Additionally, the Company generally charges $8 to $11 per month for each premium subscription service. Premium service charges are sometimes discounted for multiple services. Subscribers are free to terminate service at any time.

     The Company also services commercial subscribers such as hotels, motels, hospitals, and apartments. The Company individually negotiates the installation and monthly fees for commercial subscribers.

ADVERTISING

     In addition to its cable systems, the Company owns CableTime, the largest third party turnkey advertising insertion provider for cable operators in the United States. CableTime services approximately 83 cable television operators in 486 systems, including the Company's systems, collectively reaching approximately 3.1 million subscribers. In 1996, the Company expanded its CableTime cable advertising insertion business through the acquisition of Cable One, a Pennsylvania-based cable advertising insertion provider serving approximately 46 cable television operators in over 200 systems.

     CableTime currently services select systems owned and operated by some of the largest cable system operators in the United States, including Cox, TCI and Time-Warner. CableTime concentrates its advertising services in single geographic areas targeting a variety of cable operators in those areas to achieve maximum efficiencies. CableTime provides a complete cable advertising solution to both local and national advertisers by furnishing the components necessary to create commercials from start to finish including concept origination, design and production. Revenues from CableTime represented approximately 18%, 17% and 14% of total revenue in fiscal years 1998, 1997, and 1996, respectively.

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

     National manufacturers of electronic equipment are the primary suppliers of equipment and materials utilized in the rebuild and upgrade of the Company's cable systems. Rebuild and upgrade costs of the Company's systems have increased during recent years and are expected to remain at or near the same level for the next several years, until the current expansion process is completed. The Company anticipates it will continue to be able to fund construction costs out of internally generated funds and available bank lines of credit. The Company historically has not experienced any difficulty in obtaining equipment or supplies.

     The programming provided under premium service, and in some cases under basic service, is acquired by the Company from independent sources for fees based on viewing subscribers.

MANAGEMENT SERVICES

     In addition to operating its own cable television systems, the Company provides general management services for two systems owned by entities affiliated with the Company ("Affiliated Companies"). The Company's management services include: accounting, auditing, billing, marketing, computer operations, purchasing, engineering, and other technical and administrative support services which the Company performs pursuant to management contracts. These services are charged to the systems on a fee basis equal to specified amounts per subscriber for each particular service performed or a specified percentage of revenue. Total revenues earned by the Company for management services in fiscal years 1998, 1997 and 1996 were $63,201, $62,602 and $61,975, respectively.

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

COMPETITION

     The Company encounters competition for the acquisition of existing systems and may encounter similar competition at the time of franchise renewal. The cable television industry has undergone significant consolidation in recent years. At the same time, the number of municipal authorities that have not awarded cable television franchises has rapidly diminished, and thus the competition for renewal of existing franchises has intensified. Furthermore, certain regulations restricting competition in the industry have recently been relaxed or rescinded, reflecting current and future policy objectives of the Federal Communications Commission ("FCC") and in Congress with respect to developing competition to cable operators. As a result of the foregoing, it may be expected that the Company will encounter increased competition from other entities having substantially greater resources than the Company. See
"-- Legislation and Regulation."

     Competition for the Company's cable services arises from numerous alternative entertainment and information sources such as movie theaters, terrestrial broadcast television stations, direct broadcast satellite ("DBS") operators, wireless cable operators, video cassette recorders, and other sources of home entertain-ment. Cable operators face additional competition from private satellite master antenna television ("SMATV") systems that serve condominiums, apartment and office complexes and private residential developments. The ability of the Company to compete for subscribers in residential and commercial developments served by SMATV operators is uncertain. Due to changes in technology and regulatory policies encouraging competition, the Company anticipates significantly increased competition, particularly from DBS, as well as telephone companies, providing video programming to subscribers.

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

     Cable operators also compete with wireless distribution services such as multichannel, multipoint distribution services ("MMDS") which use low-power microwave frequencies to transmit video programming over-the-air to subscribers. Certain MMDS operators are authorized to provide or are providing broadcast and satellite programming to subscribers in areas served by the Company's cable systems. In addition, the Telecommunications Act of 1996 ("1996 Telecom Act") allows telephone companies and electric utility companies to provide video services in competition with services provided by cable systems. See
"-- Legislation and Regulation."

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environment are constantly occurring. Such changes could have an adverse effect on the Company's financial condition and results of operations. At this time, the impact of such changes is not known or estimable.

EMPLOYEES

     On October 31, 1998, the Company had 2,147 full-time employees, none of whom was represented by a union. The Company has not experienced any work stoppages and considers its employee relations to be good. The Company's customer services are provided by employees rather than independent contractors.

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

     Cable Communications Policy Act of 1984; the Cable Act of 1992; and the 1996 Telecom Act. On October 11, 1984, Congress passed the Cable Communications Policy Act of 1984 ("Cable Act of 1984"). A major objective of Congress in passing that law was to clarify the regulatory relationship between franchising authorities and cable operators. On October 5, 1992 Congress enacted the Cable Act of 1992, which expands the scope of cable industry regulation beyond that imposed by the Cable Act of 1984. The 1996 Telecom Act was signed into law on February 8, 1996. This law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable regulation. Provisions of these laws which the Company believes may have a significant impact on its operations are summarized below.

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

     The Cable Act of 1992 imposes obligations to carry "local" broadcast stations should such stations choose a "must carry" right as opposed to the "retransmission consent" right described above. Generally, the cable operator must dedicate up to approximately one-third of its channel capacity for carriage of local commercial television stations and additional channels for non-commercial television stations. The constitutionality of these must carry requirements was affirmed in March 1997 by the U.S. Supreme Court.

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

     Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review. The FCC is currently reconsidering these requirements and it is possible that changes will be made in both the ownership and in the manner in which subscribers are attributed to a particular cable company.

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

COPYRIGHT ACT

     Cable television systems are subject to the Copyright Act of 1976 (the "Copyright Act"). The Copyright Act requires the carrier of television signals to have a copyright license. The license for television broadcast signals is compulsory under the provisions of the Copyright Act and requires the licensee to be in compliance with certain copyright and FCC regulations. Additionally, a semiannual royalty payment must be made to the U.S. Copyright Office and is generally calculated as a percentage of each system's gross receipts. The U.S. Copyright Office is empowered to review and increase copyright rates.

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

     Various legislative proposals have been introduced and considered from time to time in Congress that, if adopted, would materially revise the Copyright Act. The proposals include, among other things, a significant increase in the rate structure for royalty fees, imposition of restrictions on carriage of television broadcast programming and elimination of the compulsory license for cable system carriage of television broadcast signals. The U.S. Copyright Office has recommended to Congress substantial changes in the cable compulsory license and similar recommendations have been made by other government agencies and interested parties. Although none of these proposals has been enacted, it can be expected that similar proposals to change the Copyright Act and royalty fee structure will be made in the future, and if enacted, could have an unfavorable impact on the Company.

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

     Effective January 1, 1987, rates charged to subscribers could no longer be regulated by local authorities in areas where the FCC determined that cable television systems were subject to "effective competition." Congress in the Cable Act of 1992 amended the effective competition standard in a manner that subjects virtually all of the Company's systems to rate regulation. See
"-- Legislation and Regulation."

     FCC rules and some franchises generally require approval by the franchising authority for the sale of a system. See "-- Legislation and Regulation." Most of the Company's franchises can be terminated prior to their stated expiration for breach of material provisions. The Company holds approximately 273 franchises with unexpired terms ranging generally from one to 30 years. No one franchise accounts for more than 10% of the Company's total revenue.

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

     The Company's cables are generally attached to utility poles covered by rental agreements with local utility companies, although approximately 17% of the Company's cables are buried in trenches.

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

     The Company leases a building in Tyler, Texas, which houses its headquarters. The building is owned by a corporation partially owned by a director of the Company, and the Company may cancel the lease at any time. The Company believes the terms of such lease are at least as favorable as would be obtainable from a third party lessor. The Company also owns and leases various offices, tower sites, microwave locations, test equipment and service vehicles, no one of which is considered material to the Company or its business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          (a) Price Range of Common Stock

     The Company's common stock is traded in the over-the-counter market and is quoted on the Nasdaq National Market System under the symbol "TCAT." The following table shows the range of high and low bids for the Common Stock of the Company in the over-the-counter market for each fiscal quarter beginning with the quarter ended January 31, 1997, as reported by Nasdaq. The quotations represent prices in the over-the-counter market between dealers in securities, and do not include retail markup, markdown or commission, and do not necessarily represent actual transactions.

                       QUARTER ENDED:                         HIGH     LOW
                       --------------                         -----   -----
01/31/97....................................................  16.00   13.19
04/30/97....................................................  16.82   14.75
07/31/97....................................................  20.19   15.75
10/31/97....................................................  21.38   18.50
01/31/98....................................................  24.50   20.50
04/30/98....................................................  31.88   23.00
07/31/98....................................................  31.38   27.09
10/31/98....................................................  29.75   21.38

     Per share amounts have been adjusted retroactively for a two-for-one stock split effective July 15, 1998.

          (b) Approximate Number of Equity Security Holders

                                                           APPROXIMATE NUMBER OF
                                                              EQUITY HOLDERS
                    TITLE OF CLASS                       (AS OF DECEMBER 31, 1998)
                    --------------                       -------------------------
Common Stock $0.10 Par Value..........................             5,200

          (c) Dividends

     During the fiscal year ended October 31, 1998, cash dividends were paid to shareholders in the amount of $15,956,630 ($.08 per share paid in January, April, July and October, 1998). During the prior fiscal year, $15,892,884 in cash dividends were paid to shareholders ($.08 per share paid in January, April, July, and October, 1997). At the December 9, 1998 regularly scheduled Board of Directors meeting, a cash dividend of $.08 per share for the quarter ending January 31, 1999, was declared. This dividend is payable January 21, 1999, to shareholders of record as of January 7, 1999.

     The Board of Directors of the Company intends to continue to declare comparable dividends and will determine dividend policy, including amounts and frequency thereof, taking into account, among other things, the amount of funds legally available, and the Company's earnings, financial condition and other cash requirements.

     On April 1, 1998, the Company acquired Web International, Inc., doing business as Internet Tyler, an Internet service provider serving the Tyler, Texas area. The Company issued 19,242 shares of common stock valued at $962,100 and paid approximately $260,000 in cash for this acquisition.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto set forth elsewhere in this Annual Report on Form 10-K.

                                                          YEAR ENDED OCTOBER 31,
                                          ------------------------------------------------------
                                             1998        1997       1996       1995     1994(1)
                                          ----------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
Operations for the year indicated:
  Total revenues........................  $  385,737   $307,501   $253,308   $190,708   $162,300
  Costs and expenses....................     343,246    269,361    218,368    159,419    141,225
  Net income............................      42,491     38,140     34,940     31,289     21,075
  Basic earnings per share of common
     stock..............................        0.85       0.77       0.70       0.64       0.43
  Diluted earnings per share of common
     stock..............................        0.84       0.77       0.70       0.64       0.43
Financial position at the end of the
  periods indicated:
  Total assets..........................   1,070,772    722,354    663,997    454,089    286,213
  Debt..................................     552,016    317,025    314,493    262,213    126,447
  Total shareholders' equity............     193,462    170,667    146,332    118,148     98,897
Cash dividends per common share.........        0.32       0.32       0.28       0.24       0.22

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

OVERVIEW

     The Company is engaged in the development, operation and management of cable television systems. As of October 31, 1998, based on number of subscribers, the Company is the sixteenth largest cable television operator in the United States serving approximately 865,000 subscribers which passed approximately 1.2 million homes. Over 95% of the Company's subscribers are located in regional clusters primarily in Texas, Louisiana and Arkansas. The Company also operates two systems in Oklahoma and has one system in Idaho, Mississippi and New Mexico, respectively. The Company intends to continue to concentrate its activities in these and similar non-urban markets where residents rely on cable television to provide quality reception and services, referred to by the Company as "classic cable markets." In addition, through CableTime the Company is the largest third party turnkey advertising insertion provider serving the cable television industry in the United States.

     The Company has recently been experiencing significant growth in its operations. Over the last three fiscal years, revenues, EBITDA (defined as earnings before interest, taxes, depreciation and amortization) and net income have grown at annual compound growth rates of approximately 26%, 19% and 11%, respectively. Such growth has resulted primarily from strategic acquisitions, and also from internal subscriber growth, and the introduction of new products and services.

     The Company's cable revenues are derived from subscriber fees for basic, expanded basic, premium and pay-per-view television services, cable installation fees, long distance and internet access fees and the sale of local advertising time on its cable systems. Cable revenues for the year ended October 31, 1998 increased 25%

(5.5% excluding acquisitions) compared to the same period for 1997, and represented 82% of the Company's total revenues in fiscal 1998.

     The Company also derives revenues from CableTime. For the fiscal year ended October 31, 1998, advertising insertion revenues represented 18% of the Company's total revenues. As of October 31, 1998, CableTime provided services to 83 cable television operators in 486 markets, including the Company's systems, collectively reaching approximately 3.1 million subscribers. CableTime revenues for the year ended October 31, 1998 increased 29% compared to the same period for 1997.

FINANCIAL HIGHLIGHTS

     The following table provides segment information for the periods indicated.

                                                                 ADVERTISING
                                                      CABLE       INSERTION      TOTAL
                                                    ----------   -----------   ----------
                                                           (DOLLARS IN THOUSANDS)
YEAR ENDED OCTOBER 31, 1998:
  Revenues........................................  $  316,536     $69,201     $  385,737
  Operating income................................     102,158      10,134        112,292
  Depreciation and amortization...................      53,797       2,590         56,387
  Capital expenditures, including acquisitions....     102,062       7,511        109,573
  Identifiable assets.............................   1,032,977      37,795      1,070,772
YEAR ENDED OCTOBER 31, 1997:
  Revenues........................................  $  253,813     $53,688     $  307,501
  Operating income................................      84,718       6,903         91,621
  Depreciation and amortization...................      42,280       1,975         44,255
  Capital expenditures, including acquisitions....      58,340       3,410         61,750
  Identifiable assets.............................     690,349      32,005        722,354
YEAR ENDED OCTOBER 31, 1996:
  Revenues........................................  $  218,386     $34,922     $  253,308
  Operating income................................      75,899       6,088         81,987
  Depreciation and amortization...................      36,255       1,269         37,524
  Capital expenditures, including acquisitions....      68,631       4,932         73,563
  Identifiable assets.............................     635,972      28,025        663,997

     The following table sets forth for the periods indicated certain operations data expressed as a percentage of total revenues.

                                                              PERCENTAGE OF REVENUES FOR
                                                                YEAR ENDED OCTOBER 31,
                                                              ---------------------------
                                                               1998      1997      1996
                                                              -------   -------   -------
Revenues from:
  Basic and expanded basic subscriptions....................    63.3%     62.9%     65.7%
  Premium and Pay-Per-View..................................    12.3      13.1      14.9
  Advertising(1)............................................    18.4      18.1      14.5
  Other sources.............................................     6.0       5.9       4.9
                                                               -----     -----     -----
          Total revenues....................................   100.0%    100.0%    100.0%
Operating expenses:
  Salaries, wages and benefits..............................    17.9%     18.4%     17.2%
  Programming and non-cable direct costs....................    26.9      26.3      24.4
  Other operating expenses..................................     3.5       3.4       3.3
  Selling, general and administrative.......................     8.0       7.7       7.9
  Depreciation and amortization.............................    14.6      14.4      14.8
                                                               -----     -----     -----
          Total operating expenses..........................    70.9%     70.2%     67.6%
Operating income............................................    29.1%     29.8%     32.4%
Other income................................................      .3        .1        .1
Other expenses:
  Interest expense..........................................     8.8       7.2       8.6
  Minority interest.........................................     2.5       2.3       1.3
  Income tax................................................     7.1       8.0       8.8
                                                               -----     -----     -----
Net income..................................................    11.0%     12.4%     13.8%

---------------

(1) Includes revenues from both the Company's cable advertising business and net cable advertising revenues from third parties.

  Year Ended October 31, 1998 Compared to Year Ended October 31, 1997

     Revenues. Revenues increased by $78.2 million, or 25.4%, during the year ended October 31, 1998 compared to the year ended October 31, 1997. Management attributes approximately $13.5 million, or 17.3%, of the revenue increase to internal growth in cable systems; $49.4 million, or 63.2%, to cable system acquisitions; $15.5 million, or 19.8%, to internal growth in the Company's advertising insertion business; $2.8 million, or 3.6%, to growth in the Company's Internet access business. These increases in revenue were offset by a decrease of $3.0 million, or 3.9%, resulting from the Company's sale of its long distance business.

     Revenues from basic and expanded basic cable television subscriptions increased $50.8 million, or 26.3%, during the year ended October 31, 1998 compared to the year ended October 31, 1997. As a percentage of revenues, revenues from basic and expanded basic subscriptions increased to 63.3% of revenues for 1998 compared to 62.9% for 1997. Revenues from premium subscriptions and pay-per-view increased $7.1 million, or 17.5%, during 1998 compared to 1997. As a percentage of revenues, revenues from premium subscriptions and pay-per-view decreased to 12.3% during 1998 compared to 13.1% during 1997. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $15.3 million, or 27.6%, to $71.0 million for the year ended October 31, 1998 compared to $55.6 million for the year ended October 31, 1997. As a percentage of revenues, cable advertising revenues increased to 18.4% during 1998 compared to 18.1% during 1997. Other revenues increased $5.0 million, or 27.5%, during 1998 compared to 1997. As a percentage of revenues, revenues from other sources increased to 6.0% in 1998 compared to 5.9% in 1997.

     Expenses. Operating expenses increased $57.6 million, or 26.7%, in fiscal 1998 compared to fiscal 1997. As a percentage of revenues, operating expenses increased to 70.9% for fiscal 1998 compared to 70.2% for fiscal 1997, reflecting the increased significance of the Company's cable advertising insertion business, which experiences lower margins than the Company's cable system operations. The increase in operating expenses during the year ended October 31, 1998 is primarily due to the acquisitions of cable systems and the increase in the cable advertising insertion business relative to the cable business.

     Salaries, wages and benefits increased $12.7 million, or 22.5%, during fiscal 1998 compared to fiscal 1997. As a percentage of revenues, salaries, wages and benefits were 17.9% for fiscal 1998 compared to 18.4% for fiscal 1997. Programming and non-cable direct costs increased $22.7 million, or 28.0%, during fiscal 1998 compared to fiscal 1997. As a percentage of revenues, programming and non-cable direct costs were 26.9% for fiscal 1998 and 26.3% for fiscal 1997. The increase in programming and non-cable direct costs is the result of increases of $7.0 million from internal growth in cable programming costs, $12.4 million in cable programming costs from acquisitions, $4.3 million in the Company's payments to other cable operators of a percentage of advertising sales and $0.7 million in network access fees in the Internet access business. These increases were offset by a decrease of $1.7 million resulting from the sale of the Company's long distance business during the first quarter of 1998. Other operating expenses increased $3.1 million, or 30.2%, during fiscal 1998 compared to fiscal 1997. As a percentage of revenues, other operating expenses were 3.5% for fiscal 1998 and 3.4% for fiscal 1997. Selling, general and administrative expense increased $6.9 million, or 29.0%, during fiscal 1998 when compared to fiscal 1997. As a percentage of revenues, selling, general and administrative expenses were 8.0% for fiscal 1998 and 7.8% for fiscal 1997. Depreciation and amortization increased $12.1 million, or 27.4%, during fiscal 1998 when compared to fiscal 1997. As a percentage of revenues, depreciation and amortization was 14.6% for fiscal 1998 and 14.4% for fiscal 1997.

     Interest expense increased $11.9 million, or 53.5%, in fiscal 1998 compared to fiscal 1997 as a result of increased borrowings to fund acquisitions. The Company's weighted average interest rate was 7.0% for the year ended October 31, 1998 compared to 7.1% for the year ended October 31, 1997.

     Income Taxes. The Company's provision for income taxes was $27.2 million and $24.6 million in fiscal 1998 and 1997, respectively. The increase in taxes of 10.6% in fiscal 1998 compared to fiscal 1997 was a result of a 11.1% increase in income before income taxes offset by a decrease in the effective tax rate to 39.0% in fiscal 1998 compared to 39.2% for fiscal 1997.

     Minority Interest. Minority interest in earnings related to TCA Cable Partners was $6.9 million for fiscal 1998 and $7.1 million for 1997. Minority interest in earnings related to TCA Cable Partners II was $2.6 million for fiscal 1998. No minority interest existed in TCA Cable Partners II for 1997. TCA Cable Partners II began operations February 2, 1998. See
"Business -- Development of Cable Systems."

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

     Salaries, wages and benefits increased $12.9 million, or 29.6%, during fiscal 1997 compared to fiscal 1996. As a percentage of revenues, salaries, wages and benefits were 18.4% for fiscal 1997 compared to 17.2% for fiscal 1996. Programming and non-cable direct costs increased $19.2 million, or 31.1%, during fiscal 1997 compared to fiscal 1996. As a percentage of revenues, programming and non-cable direct costs were 26.3% for fiscal 1997 and 24.4% for fiscal 1996. The increase in programming and non-cable direct costs is the result of increases of $10.0 million in cable programming costs, $6.6 million in the Company's payments to other cable operators of a percentage of advertising sales and $2.6 million in network access fees in the long distance business. Other operating expenses increased $1.9 million, or 22.1%, during fiscal 1997 compared to fiscal 1996. As a percentage of revenues, other operating expenses were 3.4% for fiscal 1997 and 3.3% for fiscal 1996. Selling, general and administrative expense increased $3.8 million, or 19.2%, during fiscal 1997 when compared to fiscal 1996. As a percentage of revenues, selling, general and administrative expenses were 7.7% for fiscal 1997 and 7.9% for fiscal 1996. Depreciation and amortization increased $6.7 million, or 17.9%, during fiscal 1997 when compared to fiscal 1996. As a percentage of revenues, depreciation and amortization was 14.4% for fiscal 1997 and 14.8% for fiscal 1996.

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

     Net cash flow from operating activities increased 30.9% to $132.0 million in fiscal 1998 from $100.9 million in fiscal 1997. The increase was principally due to cable system acquisitions and internal growth in cable operations.

     At October 31, 1998, the Company had $240.0 million in borrowings under its bank credit facilities. The Company had $202 million borrowed under its primary credit facility which provides for up to $350 million in borrowings by the Company and expires on January 31, 2003. The primary credit facility provides for interest to be paid quarterly at prime or LIBOR plus an applicable margin. At October 31, 1998 the Company also had $38.0 million borrowed under additional credit facilities with two banks. The additional bank credit facilities provide for up to $40.0 million and $4.0 million in borrowing by the Company and expire June 1999 and April 1999, respectively. During fiscal years 1998, 1997 and 1996, the Company borrowed approximately $673.7 million, $108.9 and $157.6 million, respectively, and repaid approximately $438.7 million, $106.4 mil-lion, and $105.3 million, respectively. For the year ended October 31, 1998, the Company's bank debt carried a weighted average interest rate of 6.6%.

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

     The Company believes that EBITA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. The Company's ratio of indebtedness to EBITDA was 3.1x, 2.5x and 2.7x in the fiscal years ended 1998, 1997 and 1996, respectively. The Company's interest coverage ratio, defined as the ratio of EBITDA to total interest expense, was 5.2x, 5.8x and 5.3x in the fiscal years ended 1998, 1997 and 1996, respectively.

     The Company's capital expenditures totaled $75.7 million in fiscal 1998, $51.8 million in fiscal 1997 and $45.9 million in fiscal 1996. Funds were applied primarily toward the upgrade of the Company's cable systems and the purchase of subscriber equipment, including converter boxes. The Company has principally financed its capital expenditures through funds generated by its operating activities, and to a lesser extent, by bank borrowings and private placements of debt securities. The Company expects to continue the upgrade of its cable systems in 1999 and anticipates total capital expenditure requirements in fiscal 1999 to be comparable to levels experienced in 1998.

     As part of the Company's growth strategy the Company has been actively acquiring cable systems which meet the Company's acquisition criteria. The Company has funded its acquisitions through internally generated funds, private placements of debt securities, bank financing and capital contributions from partners in TCA Cable Partners and TCA Cable Partners II. See "Business
 -- Development of Cable Systems." In fiscal years 1998, 1997 and 1996, the Company expended approximately $253.5 million, $41.2 million and $78.1 million, respectively, on cable system acquisitions. The Company anticipates the acquisition of additional systems in selected markets in the future. See "Business -- Development of Cable Systems."

     The Company paid dividends on its common stock totaling approximately $16.0 million, or $0.32 per share, in fiscal 1998, $15.9 million, or $0.32 per share, in fiscal 1997 and $13.8 million, or $0.28 per share, in fiscal 1996.

     The Company believes that net cash provided by operating activities, borrowings under its bank credit facilities and the Company's ability to obtain financing will provide adequate sources of short-term and long-term liquidity in the future.

     On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. The Company received a rating of BBB+ from Standard & Poor's and Baa2 from Moody's. On February 2, 1998, the Company issued $200 million in bonds due February 1, 2028 with a coupon of 6.53% to finance the TCI Transaction. In connection with this debt offering, the Company entered into treasury lock transactions with a notional amount totaling $100 million in August 1997 (the "Treasury Locks"). The Treasury Locks were designated as a hedge against interest rate changes prior to the closing of the debt offering. In January 1998, the Treasury Locks were terminated at a cost of $7.9 million. The cost is being amortized over the term of the public debt as an interest rate yield adjustment.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

  Reporting Comprehensive Income (SFAS 130)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. Management does not anticipate that SFAS 130 will have a significant impact on the Company's consolidated financial statements.

  Disclosures about Segments of an Enterprise and Related Information (SFAS 131)

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. Management does not anticipate that SFAS 131 will have a significant impact on the Company's consolidated financial statements.

  Reporting of the Costs of Start-up Activities (SOP 98-5)

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting of the Costs of Start-up Activities." SOP 98-5 is effective for financial statements issued for years beginning after December 15, 1998. The Company will be required to implement its provisions by the first quarter of fiscal 2000. Management does not anticipate that SOP 98-5 will have a significant impact on the Company's consolidated financial statements.

  Accounting for Derivative Instruments and Hedging Activities (SFAS 133)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS 133"). SFAS 133 is effective for fiscal years beginning after December 15, 1998. The Company is currently not involved in derivative instruments or hedging activities and will measure the impact of this statement as it becomes necessary.

YEAR 2000 IMPACT

     The Year 2000 will have a broad impact on the business environment in which the Company operates due to the possibility that many computerized systems across all industries will be unable to process information containing dates beginning in the Year 2000. The Company has established a program to prepare its computer systems and applications for the Year 2000. The Company is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Company anticipates that its testing efforts will be substantially completed by June 30, 1999. Additional validation of the Company's systems through testing will be conducted throughout 1999. The Company expects that all mission-critical systems will be Year 2000 compliant prior to the end of the 1999 calendar year.

     Because third party failures could have a material impact on the Company's ability to conduct business, questionnaires have been sent to substantially all of the Company's vendors to obtain reasonable assurance that plans are being developed to address the Year 2000 issue. The returned questionnaires are currently being assessed by the Company, and are being categorized based upon readiness for the Year 2000 issues and prioritized in order of significance to the business of the Company. To the extent that vendors do not provide the Company with satisfactory evidence of their readiness to handle Year 2000 issues, contingency plans will be developed to obtain qualified replacement vendors.

     The Company has substantially completed an inventory of all information technology and non-information technology equipment, and is addressing the Year 2000 compliance of such equipment. The Company currently believes that all items of mission-critical equipment which are not Year 2000 compliant have been identified for replacement or upgrade.

     Testing and remediation of all of the Company's systems and applications is not expected to exceed $1 million from inception in calendar year 1998 through completion in calendar year 1999. Of these costs, approximately $50,000 was incurred through October 31, 1998. Approximately $0.5 million is expected to be incurred in fiscal 1999 with the remaining $0.2 million to be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

     The Company does not believe the costs related to the Year 2000 compliance project will be material to its financial position or results of operations. However, the cost of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. Unanticipated failures by critical vendors, as well as the failure by the Company to execute its plans, could have a material adverse effect on the cost of the project and its completion date. As a result, there can be no assurance that these forward-looking estimates will be achieved and the actual cost and vendor compliance could differ materially from those plans, resulting in material financial risk.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 30, 1998, the Company dismissed Coopers & Lybrand, L.L.P. ("Coopers & Lybrand") as its principal independent accountants. The decision to dismiss PricewaterhouseCoopers was approved by the Company's Board of Directors as well as the Audit committee of the Board of Directors. Coopers & Lybrand's report on the Company's financial statements for each of the fiscal years ended October 31, 1997 and 1996 did not contain an adverse opinion or disclaimer of opinion. Neither were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During the Company's past two fiscal years and the periods following October 31, 1997, there were no disagreements between the Company and Coopers & Lybrand on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which if not resolved to the satisfaction of Coopers & Lybrand would have caused it to make reference to the subject matter(s) of the disagreement(s) in connection with its reports.

     On March 27, 1998, the Company retained KPMG LLP ("KPMG") to serve as the Company's principal independent accountants. During the Company's past two fiscal years and the periods following October 31, 1997, the Company did not consult KPMG regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

ITEMS 10-13.

     The information called for by Item 10, Directors and Executive Officers of the Registrant; Item 11, Executive Compensation; Item 12, Security Ownership of Certain Beneficial Owners and Management; and Item 13, Certain Relationships and Related Transactions, is hereby incorporated herein by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held March 30, 1999, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's last fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following consolidated financial statements of TCA Cable TV, Inc. and Subsidiaries, otherwise includable under Item 8, are included in this Item 14.

14(A)(1) TCA CABLE TV, INC. AND SUBSIDIARIES FINANCIAL STATEMENTS:

                                                                           PAGES
                                                                           -----
  (i)     Independent Auditors' Report................................      F-1
          Report of Independent Accountants...........................      F-2
  (ii)    Consolidated Balance Sheets as of October 31, 1998 and
          1997........................................................      F-3
  (iii)   Consolidated Statements of Operations for the years ended
          October 31, 1998, 1997 and 1996.............................      F-4
  (iv)    Consolidated Statements of Changes in Shareholders' Equity
          for the years ended October 31, 1998, 1997 and 1996.........      F-5
  (v)     Consolidated Statements of Cash Flows for the years ended
          October 31, 1998, 1997 and 1996.............................      F-6
  (vi)    Notes to Consolidated Financial Statements..................   F-7 -- F-17

14(A)(2) FINANCIAL STATEMENT SCHEDULES:

     None.

14(A)(3) EXHIBITS:

        EXHIBIT
        -------
           2.1           -- General Partnership Agreement of TCA Cable Partners II
                            dated as of November 13, 1997(8)
           3.1           -- Articles of Incorporation.(2)
           3.2           -- Articles of Amendment to Articles of Incorporation.(3)
           3.3           -- Articles of Amendment to Articles of Incorporation.(3)
           3.4           -- Articles of Amendment to Articles of Incorporation.(4)
           3.5           -- Amended and Restated Bylaws.(7)
           4.1           -- Form of Stock Certificate.(2)
           4.2           -- Rights Agreement, dated as of January 15, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C.
                            which includes the Certificate of Designations for the
                            Series A Junior Participating Preferred Stock as Exhibit
                            A, the form of Right Certificate as Exhibit B and the
                            Summary of Rights to Purchase Shares as Exhibit C.(5)
           9             -- None.
          10.1           -- Asset Exchange Agreement dated January 14, 1998 between
                            TCA Partners and Cable One, Inc.(9)
          10.2           -- First Amendment to Asset Agreement dated June 15, 1998
                            between TCA Cable Partners and Cable One, Inc.(9)
          11             -- None.
          12             -- None.
          13             -- None.
          16             -- Letter dated April 2, 1998 re Change in Certifying
                            Accountant from PricewaterhouseCoopers LLP.(6)
          18             -- None.
          21             -- Subsidiaries of the Registrant.(1)
          22             -- None.
          23.1           -- Consent of KPMG LLP.(1)
          23.2           -- Consent of PricewaterhouseCoopers LLP.(1)
          24             -- None.
          27             -- Financial Schedule.(1)
          28             -- None.
          99             -- None.

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

(6) Previously filed as an exhibit to the Registrant's Form 8-K dated March 30, 1998 and incorporated by reference herein.

(7) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1997, filed January 27, 1998, and incorporated by reference herein.

(8) Previously filed as an exhibit to the Registrant's form 8-K dated February 2, 1998 and incorporated by reference herein.

(9) Previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended July 31, 1998 and incorporated by reference herein.

14(B) REPORTS ON FORM 8-K:

     The Company filed reports on Form 8-K reporting Item 5 -- Other Events on January 22, 1998 and Item 2 -- Acquisition or Disposition of Assets on January 27, 1998 and February 13, 1998; and Item 4 -- Changes in the Registrant's Certifying Accountant on April 2, 1998.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
TCA Cable TV, Inc.

     We have audited the 1998 consolidated financial statements of TCA Cable TV, Inc. and Subsidiaries as listed in item 14(a) of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCA Cable TV, Inc. and Subsidiaries as of October 31, 1998 and the consolidated results of their operations and their cash flows for the year ended October 31, 1998, in conformity with generally accepted accounting principles.

                                            KPMG LLP

Dallas, Texas
December 18, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
TCA Cable TV, Inc.

     We have audited the consolidated financial statements of TCA Cable TV, Inc. and Subsidiaries as of October 31, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TCA Cable TV, Inc. and Subsidiaries as of October 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles.

                                            COOPERS & LYBRAND, L.L.P.

Dallas, Texas
January 15, 1998

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           OCTOBER 31, 1998 AND 1997

                                     ASSETS

                                                                   1998             1997
                                                              --------------    -------------
Cash........................................................  $    5,763,140    $   3,270,190
                                                              --------------    -------------
Accounts receivable, customers..............................      18,929,089       15,852,757
                                                              --------------    -------------
Accounts receivable, other..................................       1,737,397        1,017,070
                                                              --------------    -------------
Property, plant and equipment, at cost:
  Land......................................................       5,241,470        4,110,347
  Distribution systems......................................     444,642,934      380,864,913
  Transportation equipment..................................      16,992,631       11,277,388
  Other.....................................................      49,611,572       40,994,072
                                                              --------------    -------------
                                                                 516,488,607      437,246,720
  Less accumulated depreciation.............................    (217,293,618)    (208,416,640)
                                                              --------------    -------------
                                                                 299,194,989      228,830,080
                                                              --------------    -------------
Other assets:
  Intangibles, net of accumulated amortization of
     $117,552,728 and $98,669,961, respectively.............     731,796,648      464,602,414
  Prepaid expenses and other assets.........................      13,351,150        8,781,388
                                                              --------------    -------------
                                                                 745,147,798      473,383,802
                                                              --------------    -------------
                                                              $1,070,772,413    $ 722,353,899
                                                              ==============    =============
                                         LIABILITIES

Accounts payable............................................  $   15,030,913    $  12,047,781
Accrued expenses............................................      30,639,397       23,653,545
Subscriber advance payments.................................       2,530,559        3,522,240
Income tax payable..........................................       1,225,506        1,221,579
Deferred income taxes.......................................      83,180,000       71,580,000
Debt........................................................     552,016,193      317,025,181
                                                              --------------    -------------
                                                                 684,622,568      429,050,326
                                                              --------------    -------------
Redeemable minority interest................................     192,687,542      122,636,878
Contingencies and commitments
                                    SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued Common stock, $.10 par value,
  60,000,000 shares authorized; 50,101,543 and 49,982,096
  shares issued, respectively...............................       5,010,154        2,499,105
Additional paid-in capital..................................      54,823,338       51,845,522
Retained earnings...........................................     143,138,112      119,108,443
                                                              --------------    -------------
                                                                 202,971,604      173,453,070
Less treasury stock at cost, 482,516 and 226,000 common
  shares, respectively......................................      (9,509,301)      (2,786,375)
                                                              --------------    -------------
                                                                 193,462,303      170,666,695
                                                              --------------    -------------
                                                              $1,070,772,413    $ 722,353,899
                                                              ==============    =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                         1998           1997           1996
                                                     ------------   ------------   ------------
Revenues...........................................  $385,736,783   $307,501,312   $253,308,282
Operating expenses:
  Salaries, wages and benefits.....................    69,205,030     56,489,396     43,581,967
  Programming and non-cable direct costs...........   103,720,764     81,010,410     61,792,409
  Other operating expenses.........................    13,415,570     10,307,048      8,443,728
  Selling, general and administrative..............    30,716,703     23,817,927     19,978,765
  Depreciation and amortization....................    56,386,834     44,255,420     37,523,989
                                                     ------------   ------------   ------------
                                                      273,444,901    215,880,201    171,320,858
                                                     ------------   ------------   ------------
  Operating income.................................   112,291,882     91,621,111     81,987,424
Other income.......................................     1,001,868        389,768        332,891
Interest expense...................................   (34,052,395)   (22,182,337)   (21,932,562)
Minority interest..................................    (9,550,664)    (7,088,633)    (3,248,245)
                                                     ------------   ------------   ------------
  Income before income taxes.......................    69,690,691     62,739,909     57,139,508
                                                     ------------   ------------   ------------
Provision for income taxes:
  Current..........................................    15,600,000     12,600,000     10,800,000
  Deferred.........................................    11,600,000     12,000,000     11,400,000
                                                     ------------   ------------   ------------
                                                       27,200,000     24,600,000     22,200,000
                                                     ------------   ------------   ------------
Net Income.........................................  $ 42,490,691   $ 38,139,909   $ 34,939,508
                                                     ============   ============   ============
Basic earnings per common share....................  $       0.85   $       0.77   $       0.70
                                                     ============   ============   ============
Diluted earnings per common share..................  $       0.84   $       0.77   $       0.70
                                                     ============   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                 COMMON STOCK ISSUED     ADDITIONAL
                               -----------------------     PAID-IN       RETAINED      TREASURY
                                 SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1995....  49,564,242   $2,478,212   $43,704,988   $ 75,768,342   $(3,803,754)
  Net income.................                                            34,939,508
  Issuance of common stock --
     acquisition.............     213,678       10,684     5,285,562                    2,703,754
  Issuance of common stock --
     other...................      53,512        2,676       747,876
  Stock options exercised....      32,430        1,621       151,767
  Amortization of warrants
     (Note 5)................                                 93,900
  Cash dividends at $.28 per
     share...................                                           (13,846,432)
  Treasury stock purchased...                                                          (1,906,375)
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1996....  49,863,862   $2,493,193   $49,984,093   $ 96,861,418   $(3,006,375)
  Net income.................                                            38,139,909
  Issuance of common stock in
     connection with an
     acquisition.............                                160,000                      220,000
  Other issuances of common
     stock...................      64,030        3,202     1,071,843
  Stock options exercised....      54,204        2,710       441,786
  Amortization of warrants
     (Note 5)................                                187,800
  Cash dividends at $.32 per
     share...................                                           (15,892,884)
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1997....  49,982,096   $2,499,105   $51,845,522   $119,108,443   $(2,786,375)
  Net income.................                                            42,490,691
  Purchase of treasury
     stock...................                                                          (7,146,250)
  Issuance of treasury stock
     in connection with an
     acquisition.............                                538,776                      423,324
  Other issuances of common
     stock...................      55,927        3,431     1,457,464
  Stock options exercised....      63,520        3,226       793,776
  Amortization of warrants
     (Note 5)................                                187,800
  Cash dividends at $.32 per
     share...................                                           (15,956,630)
  Common stock split effected
     in the form of a
     dividend................                2,504,392                   (2,504,392)
                               ----------   ----------   -----------   ------------   -----------
Balance, October 31, 1998....  50,101,543   $5,010,154   $54,823,338   $143,138,112   $(9,509,301)
                               ==========   ==========   ===========   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996

                                                       1998            1997            1996
                                                   -------------   -------------   -------------
Cash flows from operating activities:
  Net income.....................................  $  42,490,691   $  38,139,909   $  34,939,508
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense........................     36,503,898      30,193,797      25,464,954
     Amortization expense........................     19,882,936      14,061,623      12,059,035
     Deferred income taxes.......................     11,600,000      12,000,000      11,400,000
     (Gain) loss on sale of assets...............     (1,001,868)        127,288         (72,497)
     Share of (earnings) losses of affiliates....                       (366,235)        385,144
     Minority interest in earnings...............      9,550,664       7,088,633       3,248,245
     Employee stock bonus........................        270,312         163,125         138,750
     Stock warrant amortization..................        187,800         187,800          93,900
     Contribution of common stock to retirement
       plan......................................      1,190,583         911,920         611,803
     Change in prepaid expenses..................      6,135,050        (706,624)        370,472
     Change accounts receivable, customers.......     (3,076,332)     (3,444,466)     (4,434,332)
     Change in accounts receivable, other........       (720,327)       (350,113)        212,311
     Change in income tax payable................          3,927         471,879         (69,403)
     Change in subscriber advance payments.......       (991,681)     (1,387,696)      1,053,574
     Change in accrued expenses..................      6,985,852       3,860,148        (524,001)
     Change in accounts payable..................      2,983,132         (89,434)      5,640,808
                                                   -------------   -------------   -------------
     Net cash provided by operating activities...    131,994,637     100,861,554      90,518,271
                                                   -------------   -------------   -------------
Cash flows from investing activities:
  Payments for purchases of companies and CATV
     systems.....................................   (253,494,896)    (41,209,854)    (78,108,502)
  Capital expenditures...........................    (75,714,408)    (51,762,673)    (45,902,219)
  Other..........................................       (500,000)                     (1,000,000)
  Distributions from affiliates..................                        400,000
  Proceeds from sales of assets..................      4,327,295         748,510         150,510
                                                   -------------   -------------   -------------
     Net cash used in investing activities.......   (325,382,009)    (91,824,017)   (124,860,211)
                                                   -------------   -------------   -------------
Cash flows from financing activities:
  Borrowings of term debt........................    673,699,999     108,899,990     157,582,679
  Repayments of term debt........................   (438,708,987)   (106,367,392)   (105,303,151)
  Debt issuance costs............................    (10,204,812)
  Treasury stock purchased.......................     (7,146,250)                     (1,906,375)
  Proceeds from stock options exercised..........        797,002         444,496         153,388
  Partnership capital contributions..............                     10,275,000       3,175,000
  Partnership distributions......................     (6,600,000)     (6,600,000)     (3,300,000)
  Dividends paid.................................    (15,956,630)    (15,892,884)    (13,846,432)
                                                   -------------   -------------   -------------
     Net cash provided by (used in) financing
       activities................................    195,880,322      (9,240,790)     36,555,109
                                                   -------------   -------------   -------------
Net increase (decrease) in cash..................      2,492,950        (203,253)      2,213,169
Cash at beginning of year........................      3,270,190       3,473,443       1,260,274
                                                   -------------   -------------   -------------
Cash at end of year..............................  $   5,763,140   $   3,270,190   $   3,473,443
                                                   =============   =============   =============
Supplemental Cash Flow Information:
  Interest paid..................................  $  28,348,634   $  22,459,853   $  21,694,203
                                                   =============   =============   =============
  Income taxes paid..............................  $  14,267,450   $  10,376,712   $  10,869,403
                                                   =============   =============   =============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENT PRESENTATION:

     TCA Cable TV, Inc. (the "Company" or "TCA") owns and operates cable television ("CATV") systems in non-urban areas in Arkansas, Idaho, Louisiana, Mississippi, New Mexico, Oklahoma and Texas. TCA is also a cable advertising insertion provider serving the cable television industry throughout the United States and has begun offering high-speed Internet access in Texas during the year ended October 31, 1998.

     The consolidated financial statements include the accounts of all wholly-owned subsidiaries of the Company. Beginning May 1996, the consolidated financial statements also include the accounts of TCA Cable Partners, a partnership that is owned 75% by TCA and 25% by DR Partners, a division of Stephens Group, Inc. Effective February 1998, the consolidated financial statements include the accounts of TCA Cable Partners II, a partnership that is owned 80% by TCA and 20% by TCI American Cable Holdings IV, L.P., an affiliate of Tele-Communications, Inc.

     All significant intercompany transactions have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Property, Plant and Equipment:

     Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets as follows:

Distribution systems........................................   5-15 years
Transportation equipment....................................   5 years
Buildings and other.........................................   5-32 years

     Maintenance and repair costs are charged to expense as incurred. Major replacements and betterments are capitalized. Upon sale or retirement, the cost and accumulated depreciation applicable to the asset is written off and the resulting gain or loss is reflected in income.

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

  Other Assets:

     Debt issuance costs are amortized to interest expense using the interest method over the terms of the related debt. Net debt issuance costs are approximately $10.5 million and $0.9 million at October 31, 1998 and 1997, respectively.

  Revenue Recognition:

     The Company recognizes cable television revenue as services are provided to subscribers. Advertising revenues are recognized when commercials are broadcast.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

  Income Taxes:

     The Company and its subsidiaries file a consolidated federal income tax return. The Company utilizes an asset and liability approach for financial accounting and reporting for income taxes in accordance with Statement on Financial Accounting Standards No. 109, "Accounting for Income Taxes."

  Earnings Per Share:

     During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS No. 128 requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 49,832,928 shares for 1998, 49,671,863 shares for 1997 and 49,435,585 shares for 1996. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents for stock options outstanding during the period. The weighted average number of common shares and common stock equivalents outstanding was 50,272,847 shares for 1998, 49,833,151 shares for 1997 and 49,497,959 shares for
1996.

     All share and per share data included in the accompanying statements and related notes have been adjusted retroactively for a two-for-one stock split effective July 15, 1998.

  Treasury Stock:

     During fiscal 1998, pursuant to authorization by the Board of Directors and in accordance with applicable securities regulations, the Company repurchased 295,000 shares of its common stock at a cost of $7.1 million. The repurchased common stock will be used for acquisitions and other corporate purposes. The repurchased common stock is reflected as a reduction of shareholders' equity.

  Stock Compensation:

     The Company accounts for employee stock options under the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations and has adopted the "disclosure only" alternative described in Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which requires pro forma disclosure of compensation expense using a fair value based method of accounting for stock based compensation plans.

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

                      TCA CABLE TV, INC. AND SUBSIDIARIES

3. INTANGIBLE ASSETS:

     Intangible assets consists of the following:

                                                                  OCTOBER 31,
                                                          ----------------------------
                                                              1998            1997
                                                          -------------   ------------
Covenants not to compete................................  $  38,221,062   $ 38,046,463
Franchises..............................................    146,207,406    145,192,565
Goodwill................................................    664,920,908    380,033,347
                                                          -------------   ------------
                                                            849,349,376    563,272,375
Less: Accumulated amortization..........................   (117,552,728)   (98,669,961)
                                                          -------------   ------------
                                                          $ 731,796,648   $464,602,414
                                                          =============   ============

4. DEBT:

     Debt consists of the following:

                                                                   OCTOBER 31,
                                                           ---------------------------
                                                               1998           1997
                                                           ------------   ------------
Notes payable to three companies payable in semiannual
  installments beginning February 1993, due August 1999,
  bearing interest at 9.0%...............................  $ 12,000,000   $ 24,000,000
Notes payable to five insurance companies payable in
  annual installments beginning June 1999, through June
  2005, bearing interest at 7.26%........................   100,000,000    100,000,000
Bonds due February 1, 2028. Interest payable semiannually
  on February 1 and August 1 each year beginning August
  1, 1998, bearing interest at 6.53%.....................   200,000,000
Revolving bank credit, terminated January 31, 1998, with
  interest at prime or LIBOR plus an applicable margin,
  unused portion of $30,000,000 as of October 31, 1997,
  with a commitment fee of  1/4% per annum on the unused
  portion(a).............................................                  170,000,000
Revolving bank credit, terminating June 1999, with
  interest at prime or LIBOR plus an applicable margin,
  unused portion of $2,000,000 as of October 31, 1998 and
  1997, respectively, with no commitment fees(a).........    38,000,000     23,000,000
Revolving bank credit, terminating January 31, 2003, with
  interest at prime or LIBOR plus an applicable margin,
  unused portion of $148,000,000 as of October 31, 1998,
  with a commitment fee of .20% per annum on the unused
  portion(a).............................................   202,000,000
Other....................................................        16,193         25,181
                                                           ------------   ------------
                                                           $552,016,193   $317,025,181
                                                           ============   ============

---------------

(a) The weighted average interest rate on the Company's revolving bank credit agreements at October 31, 1998 and 1997 was 6.14% and 6.39%, respectively.

     The Company's revolving bank credit agreements and the term loan agreements contain restrictive covenants including minimum cash flow ratios. Under these covenants, the Company's dividends, capital expenditures and fixed principal payments could also be limited. The Company has obtained a waiver of non-compliance as of October 31, 1998 relating to the fixed charges coverage covenant on its notes payable due

                      TCA CABLE TV, INC. AND SUBSIDIARIES

August 1999 and June 2005. The Company may be in noncompliance under these notes in future periods. The Company believes it can obtain waivers of noncompliance as needed.

     Scheduled maturities of term debt at October 31, 1998, are as follows:

1999........................................................   $ 64,295,643
2000........................................................     14,291,978
2001........................................................     14,285,714
2002........................................................     14,285,714
2003........................................................    216,285,714
Thereafter..................................................    228,571,430
                                                               ------------
                                                               $552,016,193
                                                               ============

     On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. On February 2, 1998, the Company issued $200 million in bonds due February 1, 2028 with a coupon of 6.53% to finance the TCI Transaction (Note 8). In connection with this debt offering, the Company entered into treasury lock transactions with a notional amount totaling $100 million in August 1997 (the "Treasury Locks"). The Treasury Locks were designated as a hedge against interest rate changes prior to the closing of the debt offering. At October 31, 1997, the Company's liability associated with the Treasury Locks approximated $5.1 million as result of declining interest rates. This liability and the related asset were recorded in accrued liabilities and other assets, respectively, at October 31, 1997 in the accompanying consolidated balance sheet. In January 1998, the Treasury Locks were terminated at a cost of $7.9 million. The cost, which is classified as a debt issuance cost in other assets in the accompanying balance sheet, is being amortized over the term of the public debt as an interest rate yield adjustment.

5. TRANSACTIONS WITH AFFILIATES:

     TCA Management Company performs all accounting and management services for two CATV systems owned by affiliated companies (the "affiliated companies"). Revenues received by TCA Management Company from the affiliated companies (which equal an expense reimbursement plus a profit) are included in revenues and related expenses are included in operating expenses. These amounts are not material.

     The Company leases its headquarters building from a company partially owned by an officer and director of TCA. The annual lease expense was $318,515 for 1998, 1997 and 1996.

     The Company purchased distribution system construction services from a partnership partially owned by a director of the Company. During 1997 and 1996, transactions with the partnership totaled $7.9 million and $7.6 million, all of which were capitalized. Effective June 1, 1997, this partnership was purchased and merged with a corporation 100% owned by the Company.

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

     On May 1, 1996, the Company issued warrants to purchase 600,000 shares of TCA Common Stock at $15 per share to Stephens Group, Inc. (see Note 8) in exchange for financial advisory services to be provided over a ten year period. The warrants were valued at $1,878,000 at the issuance date using the Black-Scholes pricing model. Fifty percent of the warrants are exercisable five years from the date of issuance and the remaining 50% are exercisable ten years from the date of issuance. The value assigned to the warrants is being amortized over a ten year period with a corresponding increase in additional paid-in capital.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

6. CONTINGENCIES AND COMMITMENTS:

     Annual rental expense for utility poles and tower sites for the years ended October 31, 1998, 1997 and 1996 was approximately $3.3 million, $2.3 million and $2.1 million, respectively.

     Rental expense for all other rental agreements for office equipment and buildings for the years ended October 31, 1998, 1997 and 1996 was approximately $1.8 million, $1.5 million, and $1.1 million, respectively.

     Various lawsuits are pending against the Company and its subsidiaries. The Company intends to vigorously contest the liability in all matters brought against the Company. While no assurance can be given as to the ultimate outcome, management believes the litigation will not have a material adverse effect on the results of operations or financial position of the Company.

     The Telecommunications Act of 1996 was signed into law on February 8, 1996. This law alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable regulation. The Company's management believes this legislation may have a significant impact on its future operations and its competitive environment.

7. INCOME TAXES:

     The following is a reconciliation of taxes computed at the statutory federal income tax rate with the provision for income taxes in the consolidated financial statements for each of the years ended October 31:

                                                    1998          1997          1996
                                                 -----------   -----------   -----------
Income before taxes............................  $69,690,691   $62,739,909   $57,139,508
                                                 ===========   ===========   ===========
Statutory federal rate.........................         35.0%         35.0%         35.0%
Provision for federal income taxes at the
  statutory federal rate.......................  $24,391,742   $21,958,968   $19,998,828
State income taxes, net of federal benefit.....    1,851,853     2,138,966     1,988,949
Amortization of goodwill.......................      236,605       236,605       184,610
Other..........................................      719,800       265,461        27,613
                                                 -----------   -----------   -----------
Provision for income taxes.....................  $27,200,000   $24,600,000   $22,200,000
                                                 ===========   ===========   ===========

     The deferred income taxes liability balance of $83,180,000 and $71,580,000 at October 31, 1998 and 1997, respectively, is the tax effect of temporary differences between the tax bases of the Company's property, plant and equipment and intangibles and their bases for financial reporting purposes. Other temporary differences are not significant.

8. ACQUISITIONS AND DISPOSITIONS:

     On September 1, 1998, the Company acquired the assets of the cable television system serving approximately 2,500 subscribers in Sallisaw, Oklahoma. The acquisition was made through TCA Cable Partners, the TCA managed partnership with DR Partners ("Donrey"), a division of Stephens Group, Inc. The system was acquired from Tele-Communications, Inc. ("TCI"). The cost of the acquisition was approximately $3.5 million, $3.1 million of which related to acquired intangibles. The acquisition was funded by the Company's bank line of credit.

     On June 15, 1998, the Company closed on a transaction to exchange the assets of selected systems owned by TCA Cable Partners for the assets of certain systems owned by Cable One, Inc. ("Cable One"), a subsidiary of The Washington Post Company. The Company exchanged its operations in Bartlesville and Tonkawa, Oklahoma for Cable One's operations in Lufkin, Texas and surrounding areas. The exchange in

                      TCA CABLE TV, INC. AND SUBSIDIARIES
total affects approximately 28,000 TCA and Cable One subscribers. The Company also agreed to manage Cable One's Livingston and Corrigan, Texas operations.

     On April 1, 1998, the Company acquired Web International, Inc., doing business as Internet Tyler, an Internet service provider serving the Tyler, Texas area. The Company issued 19,242 shares of common stock valued at $962,100 and paid approximately $260,000 in cash for this acquisition.

     On February 2, 1998 the Company formed a partnership, TCA Cable Partners II ( the "TCI Transaction") with TCI American Cable Holdings IV, L.P. (the "TCI Affiliate"), an affiliate of TCI. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate contributed its systems in North Texas and Western Louisiana serving approximately 150,000 subscribers and $249.7 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. Upon closing The TCI Transaction, the Company extended a loan to TCA Cable Partners II in the aggregate amount of the unsecured debt of TCA Cable Partners II. TCA Cable Partners II in turn used the proceeds of the loan to retire such debt. TCA Cable Partners II is consolidated in the financial statements of TCA and 20% of the estimated fair value of TCA Cable Partners II net assets were recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning in February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II is managed by the Company.

     On December 15, 1997, the Company sold the assets of its long distance business to NTS Communications, Inc. The sales price was $4.1 million resulting in a gain of approximately $0.7 million.

     On June 1, 1997, the Company acquired the remaining 60% of its previously 40% owned affiliates M.T. Associates, Inc. ("Media") and Media Technologies, Ltd. ("Media Tech"). The cost of the acquisition was $932,000. Media is a wholly-owned subsidiary of the Company engaged in the construction of cable television plant. All of Media's revenue for 1997 were derived from distribution system construction services provided to the Company.

     On April 2, 1997 the Company acquired the assets of the cable television system serving approximately 21,000 subscribers in Jonesboro, Arkansas and surrounding areas. The acquisition was made through TCA Cable Partners. The system was acquired from East Arkansas Cablevision, Inc. The cost of the acquisition was approximately $41 million, $35 million of which related to acquired intangibles. The acquisition was funded by the Company's bank line of credit and a capital contribution of $10.3 million by Donrey.

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

                      TCA CABLE TV, INC. AND SUBSIDIARIES

     On May 1, 1996, TCA acquired five additional cable television systems through TCA Cable Partners. The partnership was originally comprised of 22 systems in Arkansas and Mississippi contributed by TCA and five systems in Arkansas, Oklahoma and California contributed by Donrey. The partnership served approximately 240,000 subscribers at closing. The acquisition of the Donrey systems in exchange for a 25% interest in the partnership was valued at $109 million, $94 million of which related to acquired intangibles. The value of the Donrey systems was recorded as redeemable minority interest at the acquisition date, as Donrey has the right to require TCA to purchase their 25% partnership interest at fair market value in January 2004. TCA has a corresponding right to require Donrey to sell their 25% partnership interest to TCA at fair market value in January 2004. In accordance with the partnership agreement, free cash flow, as defined, will be distributed to the partners in each year. Total partnership distributions for fiscal 1998, 1997 and 1996 were $26.4 million, $26.4 million and $13.2 million, respectively, of which $6.6 million, $6.6 million and $3.3 million was distributed to Donrey during 1998, 1997 and 1996, respectively.

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

     These acquisitions were accounted for as purchases, and accordingly, the purchase prices were allocated to tangible and intangible assets based on estimated fair values at the dates of acquisition. The results of operations of the acquired assets have been included in the consolidated financial statements from the dates of acquisition.

     The pro forma operating results for the fiscal 1998 and 1997 acquisitions as though the acquisitions had been made at the beginning of fiscal 1997 are as follows:

                                                             YEAR ENDED OCTOBER 31
                                                      ------------------------------------
                                                              1998                1997
                                                      ---------------------   ------------
Revenues............................................      $401,029,855        $371,642,474
Net income..........................................        42,519,896          37,839,664
Basic earnings per share............................              0.85                0.76
Diluted earnings per share..........................              0.84                0.76

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.

9. SHAREHOLDER RIGHTS PLAN:

     On January 15, 1998, the Company's Board of Directors adopted a Shareholder Rights Plan (the "Rights Plan"). In connection with the adoption of the Rights Plan, the Board declared a dividend of one preferred

                      TCA CABLE TV, INC. AND SUBSIDIARIES
share purchase right for each outstanding share of Company common stock. Each Right, which is not presently exercisable, entitles the holder to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $85. In the event that any person acquires 15 percent or more of the outstanding shares of common stock, each holder of a Right (other than the acquiring person or group) will be entitled to receive, upon payment of the exercise price, that number of common stock shares having a market value equal to two times the exercise price. The distribution of the Rights was made on January 28, 1998, payable to shareholders of record at the close of business on that date. The Rights will expire on January 15, 2008.

10. INCENTIVE STOCK OPTION PLAN:

     The Company, in fiscal years 1998, 1997 and 1996, granted stock options and issued shares of common stock under the TCA Cable TV, Inc. Amended and Restated Incentive Stock Option Plan and the 1996 Non-Employee Directors' Stock Option Plan (collectively the "Plans") to employees and directors.

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

     A summary of the Company's stock options as of October 31, 1998, 1997 and 1996, and the changes during the years ended on those dates is presented below:

                                                             STOCK OPTIONS
                                ------------------------------------------------------------------------
                                         1998                     1997                     1996
                                ----------------------   ----------------------   ----------------------
                                              WEIGHTED                 WEIGHTED                 WEIGHTED
                                # OF SHARES   AVERAGE    # OF SHARES   AVERAGE    # OF SHARES   AVERAGE
                                UNDERLYING    EXERCISE   UNDERLYING    EXERCISE   UNDERLYING    EXERCISE
                                  OPTIONS      PRICES      OPTIONS      PRICES      OPTIONS      PRICES
                                -----------   --------   -----------   --------   -----------   --------
Outstanding at beginning of
  the year....................     489,644     $13.44      434,500      $12.53      356,718      $11.46
Granted.......................     776,000      29.23      144,000       15.17      135,000       14.04
Exercised.....................     (70,490)     14.03      (88,856)      11.79      (57,218)       9.50
Forfeited.....................     (31,250)     14.66           --          --           --          --
Expired.......................          --         --           --          --           --          --
                                 ---------     ------      -------      ------      -------      ------
Outstanding at end of year....   1,163,904     $23.63      489,644      $13.44      434,500      $12.52
                                 =========     ======      =======      ======      =======      ======
Exercisable at end of year....     323,754      15.15      243,844       13.28      126,400       11.44
                                 =========     ======      =======      ======      =======      ======
Weighted-average fair value of
  options granted.............          --     $ 8.02           --      $ 3.46                   $ 3.14
                                               ======                   ======                   ======

     Pursuant to SFAS 123, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1998, 1997 and 1996: dividend yield of 1.07%; risk free interest rate 5.28%; expected life of
4.9 years; and a volatility of 23.0%.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

     The following table summarizes information about stock options outstanding at October 31, 1998:

                             TOTAL OPTIONS OUTSTANDING                TOTAL OPTIONS EXERCISED
                  -----------------------------------------------   ----------------------------
                                WEIGHTED AVERAGE      WEIGHTED                       WEIGHTED
RANGE OF            NUMBER         REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------   -----------   ----------------   --------------   -----------   --------------
 $ 9.08-12.11         43,724       1.4 years           $10.58          43,724          10.58
  12.11-15.14        299,180       3.7 years            13.28         180,030          12.98
  15.14-30.28        821,000       6.8 years            28.28         100,000          21.39
                   ---------                                          -------
                   1,163,904                                          323,754
                   =========                                          =======

     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with the requirements of SFAS 123, the Company's net income and earnings per common share for 1998, 1997 and 1996 would approximate the pro forma amounts below:

                       AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA    AS REPORTED    PRO FORMA
                       OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 31,   OCTOBER 31,
                          1998          1998          1997          1997          1996          1996
                       -----------   -----------   -----------   -----------   -----------   -----------
SFAS 123 Charge......           --   $ 1,082,196            --   $   448,452            --   $    94,000
APB 25 Charge........           --            --            --            --            --            --
Net income...........  $42,490,691   $41,833,798   $38,139,909   $37,869,099   $34,939,508   $34,845,508
Basic earnings per
  common share.......  $      0.85   $      0.84   $      0.77   $      0.76   $      0.71   $      0.71
Diluted earnings per
  common share.......  $      0.84   $      0.83   $      0.77   $      0.76   $      0.71   $      0.71

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

     Employees may elect to contribute a portion of their compensation to the plan. The Company may contribute up to an amount equal to the employees' contributions but not in excess of three percent of the employees' earnings. The Company anticipates that all or substantially all of their discretionary and matching contributions will consist of registered shares of common stock of the Company. The Company's contributions for the years ended October 31, 1998, 1997 and 1996 were $1,190,583, $911,920 and $611,803, respectively.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                           THREE MONTHS ENDED
                                         -------------------------------------------------------
                                         JANUARY 31     APRIL 30       JULY 31       OCTOBER 31
                                         -----------   -----------   ------------   ------------
Total revenues:
  1998.................................  $80,874,131   $96,580,112   $101,541,500   $106,741,040
  1997.................................   73,489,288    74,983,934     79,181,508     79,846,582
Operating income:
  1998.................................   23,621,527    28,772,961     28,044,483     31,852,911
  1997.................................   22,813,374    21,914,993     23,479,678     23,413,066
Net income:
  1998.................................   10,665,203     9,920,757      9,730,282     12,174,449
  1997.................................    9,686,768     9,200,564      9,484,822      9,767,755
Basic earnings per common share:
  1998.................................  $      0.21   $      0.20   $       0.20   $       0.24
  1997.................................  $      0.19   $      0.19   $       0.19   $       0.20
Diluted earnings per common share:
  1998.................................  $      0.21   $      0.20   $       0.19   $       0.24
  1997.................................  $      0.19   $      0.19   $       0.19   $       0.20

13. SEGMENT INFORMATION:

     The Company operates primarily in the cable television industry. The Company's wholly-owned subsidiary, VPI Communications, Inc. d/b/a CableTime, provides cable advertising sales for the Company and third parties.

                                                                     ADVERTISING
                                                        CABLE         INSERTION     CONSOLIDATED
                                                    --------------   -----------   --------------
YEAR ENDED OCTOBER 31, 1998
  Revenues........................................  $  316,535,922   $69,200,861   $  385,736,783
  Operating income................................     102,157,851    10,134,031      112,291,882
  Depreciation and amortization...................      53,797,113     2,589,721       56,386,834
  Capital expenditures, including acquisitions....     102,062,235     7,510,876      109,573,111
  Identifiable assets.............................   1,032,977,765    37,794,648    1,070,772,413
YEAR ENDED OCTOBER 31, 1997
  Revenues........................................  $  253,812,951   $53,688,361   $  307,501,312
  Operating income................................      84,718,185     6,902,926       91,621,111
  Depreciation and amortization...................      42,280,074     1,975,346       44,255,420
  Capital expenditures, including acquisitions....      58,339,790     3,410,114       61,749,904
  Identifiable assets.............................     690,348,897    32,005,002      722,353,899
YEAR ENDED OCTOBER 31, 1996
  Revenues........................................  $  218,385,752   $34,922,530   $  253,308,282
  Operating income................................      75,899,140     6,088,284       81,987,424
  Depreciation and amortization...................      36,255,472     1,268,517       37,523,989
  Capital expenditures, including acquisitions....      68,631,042     4,931,924       73,562,966
  Identifiable assets.............................     635,971,570    28,025,061      663,996,631

14. FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The carrying amounts of accounts receivable and accounts payable reported in the accompanying consolidated financial statements approximate fair value due to their short maturities.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

     The carrying amount of borrowings under the revolving bank credit facilities approximate fair value as the outstanding borrowings bear interest at market rates.

     The fair value of the bonds is approximately $202 million at October 31, 1998 based on quoted market rates. The fair value, based on a discounted cash flow analysis, of amounts due under the notes payable is approximately $114.5 million and $126.5 million at October 31, 1998 and 1997, respectively.

15. SUBSEQUENT EVENTS:

     At the December 9, 1998 Board of Directors' Meeting, a cash dividend of $0.08 was declared. This dividend is to holders of record on January 7, 1999, and payable on January 21, 1999.

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

Dated: January 22, 1999

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

                      SIGNATURE                                   POSITION                   DATE
                      ---------                                   --------                   ----

                 /s/ FRED R. NICHOLS                   Chairman, Chief Executive       January 22, 1999
-----------------------------------------------------    Officer, and President
                   Fred R. Nichols

                /s/ JAMES F. ACKERMAN                  Director                        January 22, 1999
-----------------------------------------------------
                  James F. Ackerman

               /s/ DARRELL L. CAMPBELL                 Director                        January 22, 1999
-----------------------------------------------------
                 Darrell L. Campbell

                  /s/ BEN R. FISCH                     Director                        January 22, 1999
-----------------------------------------------------
                 Ben R. Fisch, M.D.

             /s/ ROBERT B. HOLLAND, III                Director                        January 22, 1999
-----------------------------------------------------
               Robert B. Holland, III

                /s/ WAYNE J. MCKINNEY                  Director                        January 22, 1999
-----------------------------------------------------
                  Wayne J. McKinney

                /s/ A. W. RITER, JR.                   Director                        January 22, 1999
-----------------------------------------------------
                  A. W. Riter, Jr.

                /s/ RANDALL K. ROGERS                  Senior Vice President,          January 22, 1999
-----------------------------------------------------    Director
                  Randall K. Rogers

               /s/ MICHAEL S. SHANNON                  Director                        January 22, 1999
-----------------------------------------------------
                 Michael S. Shannon

                  /s/ FRED W. SMITH                    Director                        January 22, 1999
-----------------------------------------------------
                    Fred W. Smith

                        TCA CABLE TV, INC. (REGISTRANT)

                      SIGNATURE                                  POSITION                    DATE
                      ---------                                  --------                    ----

                /s/ JIMMIE F. TAYLOR                   Senior Vice President, Chief    January 22, 1999
-----------------------------------------------------    Financial Officer and
                  Jimmie F. Taylor                       Treasurer

                 /s/ SABRINA A. WARR                   Controller TCA Management       January 22, 1999
-----------------------------------------------------    Company
                   Sabrina A. Warr

                               INDEX TO EXHIBITS

        EXHIBIT                                  DESCRIPTION
        -------                                  -----------

           2.1           -- General Partnership Agreement of TCA Cable Partners II
                            dated as of November 13, 1997(8)
           3.1           -- Articles of Incorporation.(2)
           3.2           -- Articles of Amendment to Articles of Incorporation.(3)
           3.3           -- Articles of Amendment to Articles of Incorporation.(3)
           3.4           -- Articles of Amendment to Articles of Incorporation.(4)
           3.5           -- Amended and Restated Bylaws.(7)
           4.1           -- Form of Stock Certificate.(2)
           4.2           -- Rights Agreement, dated as of January 15, 1998, between the Company and ChaseMellon Shareholder Services, L.L.C.
                            which includes the Certificate of Designations for the
                            Series A Junior Participating Preferred Stock as Exhibit
                            A, the form of Right Certificate as Exhibit B and the
                            Summary of Rights to Purchase Shares as Exhibit C.(5)
           9             -- None.
          10.1           -- Asset Exchange Agreement dated January 14, 1998 between
                            TCA Partners and Cable One, Inc.(9)
          10.2           -- First Amendment to Asset Agreement dated June 15, 1998
                            between TCA Cable Partners and Cable One, Inc.(9)
          11             -- None.
          12             -- None.
          13             -- None.
          16             -- Letter dated April 2, 1998 re Change in Certifying
                            Accountant from PricewaterhouseCoopers LLP.(6)
          18             -- None.
          21             -- Subsidiaries of the Registrant.(1)
          22             -- None.
          23.1           -- Consent of KPMG LLP.(1)
          23.2           -- Consent of PricewaterhouseCoopers LLP.(1)
          24             -- None.
          27             -- Financial Schedule.(1)
          28             -- None.
          99             -- None.

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

(6) Previously filed as an exhibit to the Registrant's Form 8-K dated March 30, 1998 and incorporated by reference herein.

(7) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1997, filed January 27, 1998, and incorporated by reference herein.

(8) Previously filed as an exhibit to the Registrant's form 8-K dated February 2, 1998 and incorporated by reference herein.

(9) Previously filed as an exhibit to Registrant's Form 10-Q for the quarter ended July 31, 1998 and incorporated by reference herein.