Form 10-Q
period 1999-01-31
TCA CABLE TV INC
filed 1999-03-17
CIK 700997

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

                FOR THE QUARTERLY PERIOD ENDED: JANUARY 31, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   [X]  No   [ ]
                             ---------------------
       The number of shares outstanding of the registrant's common stock as of
                              March 12, 1999 was:
                       49,684,253 SHARES OF COMMON STOCK.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                              PAGE NO.
                                                              --------
PART I -- FINANCIAL INFORMATION
  Consolidated Balance Sheets -- January 31, 1999 and
     October 31, 1998.......................................       3
  Consolidated Statements of Operations -- Three months
     ended January 31, 1999 and 1998........................       4
  Consolidated Statement of Shareholders' Equity -- Three
     months ended January 31, 1999..........................       5
  Consolidated Statements of Cash Flows -- Three months
     ended January 31, 1999 and 1998........................       6
  Notes to Consolidated Financial Statements................       7
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................    8-11
PART II -- OTHER INFORMATION................................      12
  SIGNATURES................................................      13

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                               JANUARY 31,      OCTOBER 31,
                                                                   1999             1998
                                                              --------------   --------------
                                                               (UNAUDITED)
Cash........................................................  $    4,495,014   $    5,763,140
                                                              --------------   --------------
Accounts receivable, subscribers............................      21,168,564       18,929,089
                                                              --------------   --------------
Accounts receivable, other..................................       1,118,472        1,737,397
                                                              --------------   --------------
Property, plant and equipment, at cost:
  Land......................................................       5,296,278        5,241,470
  Distribution systems......................................     462,162,088      444,642,934
  Transportation equipment..................................      17,290,592       16,992,631
  Other.....................................................      51,837,684       49,611,572
                                                              --------------   --------------
                                                                 536,586,642      516,488,607
  Less accumulated depreciation.............................    (227,178,029)    (217,293,618)
                                                              --------------   --------------
                                                                 309,408,613      299,194,989
                                                              --------------   --------------
Other assets:
  Intangibles, net of accumulated amortization of
     $122,823,084 and $117,552,728, respectively............     724,179,363      731,796,648
  Prepaid expenses and other assets.........................      15,191,835       13,351,150
                                                              --------------   --------------
                                                                 739,371,198      745,147,798
                                                              --------------   --------------
                                                              $1,075,561,861   $1,070,772,413
                                                              ==============   ==============

                                         LIABILITIES

Accounts payable............................................  $   20,468,633   $   15,030,913
Accrued expenses............................................      32,338,597       30,639,397
Subscriber advance payments.................................       2,703,935        2,530,559
Income tax payable..........................................       4,131,312        1,225,506
Deferred income taxes.......................................      86,380,000       83,180,000
Debt........................................................     532,013,802      552,016,193
                                                              --------------   --------------
                                                                 678,036,279      684,622,568
                                                              --------------   --------------
Redeemable minority interest................................     193,789,952      192,687,542
Contingencies and commitments

                                    SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value, 5,000,000 shares
  authorized; none issued
Common stock, $.10 par value, 60,000,000 shares authorized;
  50,126,338 and 50,101,543 shares issued, respectively.....       5,012,634        5,010,154
Additional paid-in capital..................................      55,525,564       54,823,338
Retained earnings...........................................     151,181,733      143,138,112
Accumulated other comprehensive income......................       1,525,000               --
                                                              --------------   --------------
                                                                 213,244,931      202,971,604
Less treasury stock at cost, 482,516 shares issued..........      (9,509,301)      (9,509,301)
                                                              --------------   --------------
                                                                 203,735,630      193,462,303
                                                              --------------   --------------
                                                              $1,075,561,861   $1,070,772,413
                                                              ==============   ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                              --------------------------
                                                                  1999          1998
                                                              ------------   -----------
Revenues....................................................  $105,398,132   $80,874,131
                                                              ------------   -----------
Operating expenses:
  Salaries, wages and benefits..............................    19,177,009    15,039,600
  Programming and non-cable direct costs....................    28,506,272    21,859,979
  Other operating expenses..................................     3,193,443     2,869,613
  Selling, general and administrative.......................     7,751,973     6,025,408
  Depreciation and amortization.............................    15,246,587    11,458,004
                                                              ------------   -----------
                                                                73,875,284    57,252,604
                                                              ------------   -----------
  Operating income..........................................    31,522,848    23,621,527
Other income................................................        95,838     1,085,737
Interest expense............................................    (9,251,303)   (5,463,352)
Minority interest...........................................    (2,752,411)   (1,778,709)
                                                              ------------   -----------
  Income before income taxes................................    19,614,972    17,465,203
                                                              ------------   -----------
Provision for income taxes:
  Current...................................................     4,400,000     3,500,000
  Deferred..................................................     3,200,000     3,300,000
                                                              ------------   -----------
                                                                 7,600,000     6,800,000
                                                              ------------   -----------
Net income..................................................  $ 12,014,972   $10,665,203
                                                              ============   ===========
Basic and diluted earnings per common share.................  $       0.24   $      0.21
                                                              ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                     ACCUMULATED
                                 COMMON STOCK ISSUED     ADDITIONAL                                     OTHER
                               -----------------------     PAID-IN       RETAINED      TREASURY     COMPREHENSIVE
                                 SHARES       AMOUNT       CAPITAL       EARNINGS        STOCK         INCOME
                               ----------   ----------   -----------   ------------   -----------   -------------
Balance, October 31, 1998....  50,101,543   $5,010,154   $54,823,338   $143,138,112   $(9,509,301)
  Net income for the three
    months ended January 31,
    1999.....................                                            12,014,972
  Issuance of common stock...      20,545        2,055       603,982
  Stock options exercised....       4,250          425        51,294
  Amortization of warrants...                                 46,950
  Cash dividends at $.08 per
    share....................                                            (3,971,351)
  Net unrealized gain on
    available-for-sale
    securities...............                                                                        $1,525,000
                               ----------   ----------   -----------   ------------   -----------    ----------
Balance, January 31, 1999....  50,126,338   $5,012,634   $55,525,564   $151,181,733   $(9,509,301)   $1,525,000
                               ==========   ==========   ===========   ============   ===========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                              ----------------------------
                                                                  1999           1998
                                                              ------------   -------------
Cash flows from operating activities:
  Net income................................................  $ 12,014,972   $  10,665,203
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation expense...................................     9,917,528       7,879,199
     Amortization expense...................................     5,329,059       3,578,805
     Gain on sale of assets.................................       (95,839)     (1,062,404)
     Minority interest in earnings..........................     2,752,410       1,778,709
     Employee stock bonus...................................       276,875
     Stock warrant amortization.............................        46,950          46,950
     Deferred income taxes..................................     3,200,000       3,300,000
     Contribution of common stock to retirement plan........       329,162         272,898
     Changes in operating assets and liabilities:
       Accounts receivable, subscribers.....................    (2,239,475)        292,162
       Accounts receivable, other...........................       618,925        (200,633)
       Income tax receivable................................                       529,830
       Prepaid expenses and other assets....................      (315,685)        740,420
       Accounts payable.....................................     5,437,720        (556,712)
       Accrued expenses.....................................     1,699,200      (1,471,945)
       Subscriber advance payments..........................       173,376         (46,899)
       Income taxes payable.................................     2,905,806       1,979,861
                                                              ------------   -------------
          Net cash provided by operating activities.........    42,050,984      27,725,444
                                                              ------------   -------------
Cash flows from investing activities:
  Capital expenditures......................................   (20,271,460)    (10,906,647)
  Proceeds from sale of assets..............................     2,524,373       3,844,104
                                                              ------------   -------------
          Net cash used in investing activities.............   (17,747,087)     (7,062,543)
                                                              ------------   -------------
Cash flows from financing activities:
  Borrowings of term debt...................................    10,999,999     177,099,999
  Repayments of term debt...................................   (31,002,390)   (183,102,164)
  Debt issuance costs.......................................                    (8,499,625)
  Proceeds from stock options exercised.....................        51,719         266,612
  Partnership distributions.................................    (1,650,000)     (1,650,000)
  Dividends paid............................................    (3,971,351)     (3,982,618)
                                                              ------------   -------------
          Net cash provided by (used in) financing
            activities......................................   (25,572,023)    (19,867,796)
                                                              ------------   -------------
Net increase (decrease) in cash.............................    (1,268,126)        795,105
Cash at beginning of period.................................     5,763,140       3,270,190
                                                              ------------   -------------
Cash at end of period.......................................  $  4,495,014   $   4,065,295
                                                              ============   =============
Supplemental cash flow information:
     Interest paid..........................................  $  5,779,404   $   6,227,409
                                                              ============   =============
     Income taxes paid......................................  $  1,494,194   $     990,309
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

     The financial statements as of January 31, 1999 and for the three month period then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

     B. The consolidated statements of operations for the three months ended January 31, 1999, are not necessarily indicative of the operating results to be expected for the full year.

     C. The Company adopted SFAS No. 128, "Earnings per Share" in November 1997. This statement which replaces APB Opinion No. 15, "Earnings per Share" establishes simplified accounting standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards.

     Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during each period of 49,628,827 shares and 49,769,028 shares for 1999 and 1998, respectively. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common stock equivalents outstanding during the period of 50,257,504 and 50,137,581 for 1999 and 1998, respectively. Common stock equivalents are comprised of warrants to purchase 322,736 and 187,912 common equivalent shares during the periods ended January 31, 1999 and 1998, respectively, and options to purchase 305,941 and 180,641 common equivalent shares during the periods ended January 31, 1999 and 1998, respectively. All prior-period EPS amounts presented conform to the provisions of SFAS No. 128.

     D. In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. For the three month period ended January 31, 1999, the difference between net income, as reported, and comprehensive income of $13,539,972 relates solely to the change in the unrealized gain on the available for sale securities of $1,525,000. There were no differences between comprehensive income and net income, as reported, during the three months ended January 31, 1998.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

  Three Months Ended January 31, 1999 Compared to Three Months Ended January 31, 1998.

     Revenues. Revenues increased by $24.5 million, or 30.3%, during the three months ended January 31, 1999 compared to the three months ended January 31, 1998. Management attributes approximately $4.8 million, or 19.4%, of the revenue increase to internal growth in cable systems, $15.0 million, or 61.3% to cable system acquisitions, $4.3 million, or 17.5%, to internal growth in the Company's advertising insertion business and $0.8 million, or 3.5%, to growth in the Company's Internet access business. These increases in revenue were offset by a decrease of $0.4 million, or 1.7%, resulting from the Company's sale of its long distance business.

     Revenues from basic and expanded basic cable television subscriptions increased $17.0 million, or 34.1%, during the three months ended January 31, 1999 compared to the three months ended January 31, 1998. As a percentage of revenues, revenues from basic and expanded basic subscriptions increased to 63.4% of revenues for 1999 compared to 61.6% for 1998. Revenues from premium subscriptions increased $1.8 million, or 19.3%, during 1999 compared to 1998. As a percentage of revenues, revenues from premium subscriptions decreased to 10.5% during 1999 compared to 11.5% during 1998. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $3.8 million, or 23.5%, to $19.8 million for the three months ended January 31, 1999 compared to $16.0 million for the three months ended January 31, 1998. As a percentage of revenues, cable advertising revenues decreased to 18.7% during 1999 compared to 19.8% during 1998. Pay-per-view revenues increased $0.3 million, or 30.7%, during 1999 compared to 1998. As a percentage of revenues, revenues from pay-per-view were 1.3% for both 1999 and 1998. Other revenues increased $1.7 million, or 35.7%, during 1999 compared to 1998 primarily due to acquisitions and an increase of $0.9 million in Internet access revenues. As a percentage of revenues, revenues from other sources increased to 6.1% in 1999 compared to 5.9% in 1998.

     Expenses. Operating expenses increased $16.6 million, or 29.0%, during the three months ended January 31, 1999 compared to the three months ended January 31, 1998. As a percentage of revenues, operating expenses decreased to 70.1% for 1999 compared to 70.8% for 1998. The increase in operating expenses during the three months ended January 31, 1999 is primarily due to the acquisition of cable systems.

     Salaries, wages and benefits increased $4.1 million, or 27.5%, during 1999 compared to 1998. As a percentage of revenues, salaries, wages and benefits were 18.2% for 1999 compared to 18.6% for 1998. Programming and non-cable direct costs increased $6.6 million, or 30.4%, during 1999 compared to 1998. As a percentage of revenues, programming and non-cable direct costs were 27.1% for 1999 and 27.0% for 1998. The increase in programming costs is the result of increases of $6.7 million in cable programming costs and $0.4 million in the Company's payments to other cable operators of a percentage of advertising sales, offset by a decrease of $0.5 million in network access fees in the long distance and Internet access business. Other operating expenses increased $0.3 million, or 11.3%, during 1999 compared to 1998. As a percentage of revenues, other operating expenses were 3.0% for 1999 and 3.6% for 1998. Selling, general and administrative expense increased $1.7 million, or 28.7% during 1999 when compared to 1998. As a percentage of revenues, selling, general and administrative expenses were 7.4% for 1999 and 7.5% for 1998. Depreciation and amortization increased $3.8 million, or 33.1%, during 1999 when compared to 1998. As a percentage of revenues, depreciation and amortization was 14.5% for 1999 and 14.2% for 1998.

     Interest expense increased $3.8 million, or 69.3%, in 1999 compared to 1998 as a result of increased borrowings to fund acquisitions. The Company's weighted average interest rate was 6.9% for the three months ended January 31, 1999 compared to 7.1% for the three months ended January 31, 1998.

     Other Income. The Company's other income decreased $1.0 million during the three months ended January 31, 1999 compared to the three months ended January 31, 1998. The decrease was due to the sale of the assets of the Company's long distance business during the three months ended January 31, 1998. The sale resulted in a gain of approximately $1.1 million.

     Income Taxes. The Company's provision for income taxes was $7.6 million and $6.8 million in 1999 and 1998, respectively. The increase in taxes of 11.8% during the three months ended January 31, 1999 compared to the three months ended January 31, 1998 was a result of a 12.3% increase in income before income tax offset by a decrease in the effective tax rate to 38.8% in 1999 compared to 38.9% for 1998.

     Minority Interest. Minority interest in earnings was $2.8 million for 1999 and $1.8 million for 1998. Minority interest represents the portion of income before income taxes due to the minority partners in the Company's two partnerships. TCA Cable Partners is a partnership that is owned 75% by the Company and 25% by DR Partners, a division of Stephens Group, Inc. TCA Cable Partners II is a partnership owned 80% by the Company and 20% by TCI American Holdings IV, L.P., an affiliate of TCI Communications, Inc. TCA Cable Partners II was formed February 2, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically been able to meet its current and long-term liquidity and capital requirements, including dividends and fixed charges, through cash flow generated from operating activities, existing cash, bank lines of credit, and other external financing.

     Net cash flow from operating activities increased 51.7% to $42.1 million in 1999 from $27.7 million in 1998. The increase was principally due to cable system acquisitions and internal growth in cable operations and advertising.

     At January 31, 1999, the Company had $220.0 million in borrowings under its bank credit facilities. The Company had $180.0 million borrowed under its primary credit facility which provides for up to $350 million in borrowings by the Company and expires on January 31, 2003. The primary credit facility provides for interest to be paid quarterly at prime or LIBOR plus an applicable margin. At January 31, 1999 the Company also had $40.0 million borrowed under additional credit facilities with two banks. The additional bank credit facilities provide for up to $40.0 million and $4.0 million in borrowings by the Company and expire June 1999 and April 1999, respectively. During the three months ended January 31, 1999 and 1998, the Company borrowed approximately $11.0 million and $177.1 million respectively and repaid approximately $31.0 million and $183.1 million, respectively. In the three months ended January 31,1999, the Company's bank debt carried a weighted average interest rate of 6.3%.

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

     The Company believes that EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. The Company's ratio of indebtedness to EBITDA was 3.0x and 2.3x for the three months ended January 31, 1999 and 1998, respectively. The Company's interest coverage ratio, defined as the ratio of EBITDA to total interest expense, was 4.7x and 6.2x for the three months ended January 31, 1999 and 1998 respectively.

     The Company's capital expenditures totaled $20.3 million and $10.9 million in the three months ended January 31, 1999 and 1998, respectively. Funds were applied primarily toward the upgrade of the Company's cable systems and the purchase of subscriber equipment, including converter boxes. The Company has principally financed its capital expenditures through funds generated by its operating activities, and to a lesser extent, bank borrowings and private placements of debt securities. The Company expects to continue the upgrade of its cable systems in 1999 and anticipates total capital expenditure requirements in fiscal 1999 to be approximately 10% more than in 1998.

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

     The Company paid dividends on its common stock totaling approximately $4.0 million, or $0.08 per share in the three months ended January 31, 1999 and 1998.

     The Company believes that net cash provided by operating activities, borrowings under its bank credit facilities and the Company's ability to obtain financing will provide adequate sources of short-term and long-term liquidity in the future.

     On February 2, 1998, the Company formed a partnership, TCA Cable Partners II ( the "TCI Transaction"), with TCI American Holdings IV, L.P.( the "TCI Affiliate"), an affiliate of TCI Communications Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $249.7 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. TCA Cable Partners II is consolidated in the financial statements of the Company and 20% of the estimated fair value of TCA Cable Partners II net assets were recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II is managed by the Company.

     On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. On February 2, 1998, the Company issued $200 million in bonds with a coupon of 6.53% and a 10 year put to finance the TCI Transaction. The Company received a rating of BBB+ from Standard & Poor's and Baa2 from Moody's. In connection with this debt offering, the Company entered into treasury lock transactions ( the "Treasury Locks") with a notional amount of $100 million in August 1997. The Treasury Locks were designated as a hedge against interest rate changes prior to the closing of the debt offering. In January 1998, the Treasury Locks were terminated at a cost of $7.9 million. The cost is being amortized over the term of the public debt as an interest rate yield adjustment.

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

     Testing and remediation of all of the Company's systems and applications is not expected to exceed $1 million from inception in calendar year 1998 through completion in calendar year 1999. Of these costs, approximately $84,000 was incurred through January 31, 1999. Approximately $0.5 million is expected to be incurred in fiscal 1999 with the remaining $0.2 million to be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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

FORWARD LOOKING INFORMATION

     The statements contained in this Quarterly Report on Form 10-Q ("Quarterly Report") which are not historical facts, including, but not limited to, statements found under the captions "Financial Condition and Results of Operations," and "Liquidity and Capital Resources" above, are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in the Quarterly Report could differ materially from those contemplated by such forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties discussed in the Quarterly Report, including without limitation the portions of such statements under the captions referenced above, and the uncertainties set forth from time to time in the Company's other public reports and filings and public statements.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     EXHIBIT NUMBER                                  DESCRIPTION
     --------------                                  -----------
          3.1            --  Articles of Incorporation.(1)
          3.2            --  Articles of Amendment to Articles of Incorporation.(2)
          3.3            --  Articles of Amendment to Articles of Incorporation.(2)
          3.4            --  Articles of Amendment to Articles of Incorporation.(3)
          3.5            --  Amended and Restated Bylaws.(4)
          4.1            --  Form of Stock Certificate.(1)
         27.1            --  Financial Data Schedule.*

---------------

 *  Filed herewith.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27,1994 and incorporated by reference herein.

(4) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1997, filed January 27, 1998 and incorporated herein by reference.

     (b) Reports on Form 8-K.

          No reports on Form 8-K have been filed during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                           TCA CABLE TV, INC.

Date: March 12, 1999                                        /s/ FRED R. NICHOLS
                                               ----------------------------------------------
                                                              Fred R. Nichols
                                                    Chairman and Chief Executive Officer

Date: March 12, 1999                                        /s/ JIMMIE F. TAYLOR
                                               ----------------------------------------------
                                                              Jimmie F. Taylor
                                                     Vice President, CFO, and Treasurer

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                                  DESCRIPTION
     --------------                                  -----------

          3.1            --  Articles of Incorporation.(1)
          3.2            --  Articles of Amendment to Articles of Incorporation.(2)
          3.3            --  Articles of Amendment to Articles of Incorporation.(2)
          3.4            --  Articles of Amendment to Articles of Incorporation.(3)
          3.5            --  Amended and Restated Bylaws.(4)
          4.1            --  Form of Stock Certificate.(1)
         27.1            --  Financial Data Schedule.*

---------------

 *  Filed herewith.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-1, File No. 2-75516, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Registrant's Registration Statement on Form S-8, File No. 33-21901, and incorporated herein by reference.

(3) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1993, filed January 27,1994 and incorporated by reference herein.

(4) Previously filed as an exhibit to Registrant's Form 10-K for the fiscal year ended October 31, 1997, filed January 27, 1998 and incorporated herein by reference.