Form 10-Q
period 1999-04-30
TCA CABLE TV INC
filed 1999-06-14
CIK 700997

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-Q

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: April 30, 1999
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                       For the transition period from       to
                                ---------------


                          COMMISSION FILE NO.: 0-11478
                                ---------------

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

                                ---------------



   The number of shares outstanding of the registrant's common stock as of June 10, 1999 was:

                       49,863,063 shares of common stock.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                           Page No.
                                                                           --------
PART I - FINANCIAL INFORMATION

         Consolidated Balance Sheets - April 30, 1999 and October 31, 1998     3

         Consolidated Statements of Operations -
           Three and Six months ended April 30, 1999 and 1998                  4

         Consolidated Statement of Shareholders' Equity -
           Six months ended April 30, 1999                                     5

         Consolidated Statements of Cash Flows -
           Six months ended April 30, 1999 and 1998                            6

         Notes to Consolidated Financial Statements                            7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               8-11

PART II - OTHER INFORMATION                                                   12

         SIGNATURES                                                           13

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                              April 30,        October 31,
                      ASSETS                    1999              1998
                                          ---------------    ---------------
                                             (Unaudited)
Cash                                      $     3,559,866    $     5,763,140
                                          ---------------    ---------------
Accounts receivable, customers                 21,913,825         18,929,089
                                          ---------------    ---------------
Accounts receivable, other                      1,865,495          1,737,397
                                          ---------------    ---------------
Income tax receivable                           1,354,826                 --
                                          ---------------    ---------------

Property, plant and equipment, at cost:

   Land                                         5,329,731          5,241,470

   Distribution systems                       481,146,219        444,642,934
   Transportation equipment                    18,087,210         16,992,631
   Other                                       55,264,839         49,611,572
                                          ---------------    ---------------
                                              559,827,999        516,488,607
   Less accumulated depreciation             (237,695,426)      (217,293,618)
                                          ---------------    ---------------
                                              322,132,573        299,194,989
                                          ---------------    ---------------


Other assets:
   Intangibles, net of accumulated
     amortization of $128,160,421 and
     $117,552,728, respectively               722,438,917        731,796,648
   Prepaid expenses and other assets           15,100,358         13,351,150
                                          ---------------    ---------------
                                              737,539,275        745,147,798
                                          ---------------    ---------------





                                          $ 1,088,365,860    $ 1,070,772,413
                                          ===============    ===============


                                              April 30,        October 31,
                LIABILITIES                     1999              1998
                                          ---------------    ---------------
                                             (Unaudited)
Accounts payable                          $    26,784,008     $   15,030,913
Accrued expenses                               28,484,249         30,639,397

Subscriber advance payments                     2,267,449          2,530,559

Income tax payable                                     --          1,225,506

Deferred income taxes                          89,580,000         83,180,000
Debt                                          529,011,352        552,016,193
                                          ---------------     --------------
                                              676,127,058        684,622,568
                                          ---------------     --------------
Reedemable minority interest                  196,134,029        192,687,542

Contingencies and commitments


        SHAREHOLDERS' EQUITY

Preferred stock, $1.00 par value,
 5,000,000 shares authorized; none
 issued
Common stock, $.10 par value, 60,000,000
 shares authorized; 50,172,114 and
 50,101,543 shares issued, respectively         5,017,211          5,010,154

Additional paid-in capital                     58,089,026         54,823,338
Retained earnings                             158,887,063        143,138,112
Accumulated other comprehensive income          1,518,750                 --
                                          ---------------     --------------
                                              223,512,050        202,971,604
Less treasury stock, at cost,
314,516 and 482,516 shares, respectively       (7,407,277)        (9,509,301)
                                          ---------------     --------------
                                              216,104,773        193,462,303
                                          ---------------     --------------
                                          $ 1,088,365,860    $ 1,070,772,413
                                          ===============    ===============


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                                                Three Months Ended                         Six Months Ended
                                                                     April 30,                                 April 30,
                                                      -----------------------------------    ----------------------------------
                                                            1999               1998                1999               1998
                                                      ----------------    ---------------    ---------------    ---------------

Revenues                                              $    106,237,590    $    96,580,112    $   211,635,722    $   177,454,243
                                                      ----------------    ---------------    ---------------    ---------------



Operating expenses:
  Salaries, wages and benefits                              18,868,241         16,648,307         38,045,250         31,687,907
  Programming and non-cable direct costs                    29,795,231         25,849,798         58,301,503         47,709,777
  Other operating expenses                                   3,622,424          3,463,956          6,815,867          6,333,569
  Selling, general and administrative                        7,638,376          7,673,258         15,390,349         13,698,666
  Depreciation and amortization                             15,871,065         14,171,832         31,117,652         25,629,836
                                                      ----------------    ---------------    ---------------    ---------------
                                                            75,795,337         67,807,151        149,670,621        125,059,755
                                                      ----------------    ---------------    ---------------    ---------------
  Operating income                                          30,442,253         28,772,961         61,965,101         52,394,488


Other income                                                    11,541             42,627            107,379          1,128,364
Interest expense                                            (8,769,835)        (9,433,304)       (18,021,138)       (14,896,656)
Minority interest                                           (2,594,076)        (2,761,527)        (5,346,487)        (4,540,236)
                                                      ----------------    ---------------    ---------------    ---------------
  Income before income taxes                                19,089,883         16,620,757         38,704,855         34,085,960
                                                      ----------------    ---------------    ---------------    ---------------

Provision for income taxes:
  Current                                                    4,200,000          3,500,000          8,600,000          7,000,000
  Deferred                                                   3,200,000          3,200,000          6,400,000          6,500,000
                                                      ----------------    ---------------    ---------------    ---------------
                                                             7,400,000          6,700,000         15,000,000         13,500,000
                                                      ----------------    ---------------    ---------------    ---------------


   Net Income                                         $     11,689,883    $     9,920,757    $    23,704,855    $    20,585,960
                                                      ================    ===============    ===============    ===============


Basic earnings per common share                       $           0.24    $          0.20    $          0.48    $          0.41
                                                      ================    ===============    ===============    ===============

Diluted earnings per common share                     $           0.23    $          0.20    $          0.47    $          0.41
                                                      ================    ===============    ===============    ===============




                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                       TCA CABLE TV, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                                       ACCUMULATED
                                             COMMON STOCK ISSUED                                        ADDITIONAL        OTHER
                                          -------------------------     PAID-IN         RETAINED        TREASURY      COMPREHENSIVE
                                            SHARES         AMOUNT       CAPITAL         EARNINGS          STOCK          INCOME
                                          ----------    -----------    ----------    -------------    -----------------------------
Balance, October 31, 1998                 50,101,543    $ 5,010,154    54,823,338    $ 143,138,112    $ (9,509,301)
   Net income for the six months
   ended April 30, 1999                                                                 23,704,855
   Issuance of common stock                   28,518          2,852       949,901
   Issuance of treasury stock in
       connection with an acquisition                                   2,097,976                        2,102,025
   Stock options exercised                    42,053          4,205       123,911
   Cash dividends at $.16 per share                                                     (7,955,903)
   Amortization of warrants                                                93,900
    Net unrealized gain on
       available-for-sale securities                                                                                   $ 1,518,750
                                          ----------    -----------    ----------    -------------    ------------     -----------
Balance, April 30, 1999                   50,172,114    $ 5,017,211    58,089,026    $ 158,887,064    $ (7,407,277)    $ 1,518,750
                                          ==========    ===========    ==========    =============    ============     ===========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Six Months Ended
                                                                      April 30,
                                                         --------------------------------
                                                              1999               1998
                                                         -------------      -------------
Cash flows from operating activities:
   Net income                                            $  23,704,855      $  20,585,960
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation expense                                   20,440,964         16,669,636
     Amortization expense                                   10,676,688          8,960,200
     Deferred income taxes                                   6,400,000          6,500,000
     Gain on sale of assets                                    (85,246)        (1,062,268)
     Minority interest in earnings                           5,346,487          4,540,236
     Stock warrant amortization                                 93,900             93,900
     Contribution of common stock to retirement plan           675,879            554,804
     Employee stock bonus                                      276,875            270,313
   Changes in operating assets and liabilities:
     Accounts receivable, customers                         (2,984,736)        (2,469,601)
     Accounts receivable, other                               (128,098)        (1,376,575)
     Prepaid expenses and other assets                        (222,658)        (1,234,266)
     Income tax receivable                                  (1,354,826)        (1,364,960)
     Accounts payable                                       11,753,095          1,480,909
     Subscriber advance payments                              (263,110)         1,837,302
     Income tax payable                                     (1,225,506)
     Accrued expenses                                       (2,155,148)         7,997,802
                                                         -------------      -------------

     Net cash provided by operating activities              70,949,415         61,983,392
                                                         -------------      -------------

Cash flows from investing activities:
   Cash paid for acquisitions                             (249,890,220)
   Capital expenditures                                    (43,216,915)       (26,540,283)
   Proceeds from sale of assets                              2,804,654          3,884,104
                                                         -------------      -------------

     Net cash used in investing activities                 (40,412,261)      (272,546,399)
                                                         -------------      -------------

Cash flows from financing activities:
   Borrowings of debt                                       40,500,000        605,599,999
   Repayments of debt                                      (63,504,841)      (373,604,382)
   Debt issuance costs                                          (7,800)       (10,195,447)
   Proceeds from stock options exercised                       128,116            747,216
   Partnership capital contributions                         1,400,000
   Partnership distributions                                (3,300,000)        (3,300,000)
   Dividends paid                                           (7,955,903)        (7,972,259)
                                                         -------------      -------------

     Net cash provided by financing activities             (32,740,428)       211,275,127
                                                         -------------      -------------

Net increase (decrease) in cash                             (2,203,274)           712,120

Cash at beginning of period                                  5,763,140          3,270,190
                                                         -------------      -------------

Cash at end of period                                    $   3,559,866      $   3,982,310
                                                         =============      =============
Supplemental cash flow information:
  Interest paid                                             17,957,126         10,326,989
                                                         =============      =============

  Income taxes paid                                      $  11,180,332          8,364,960
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

The financial statements as of April 30, 1999 and for the three and six month periods then ended are unaudited; however, in the opinion of management, such statements include all adjustments (consisting solely of normal and recurring adjustments) necessary to present fairly the financial information included therein.

B. The consolidated statements of operations for the three and six months ended April 30, 1999, are not necessarily indicative of the operating results to be expected for the full year.

C. The Company adopted SFAS No. 128, "Earnings per Share" in November 1997. This statement which replaces APB Opinion No. 15, "Earnings per Share" establishes simplified accounting standards for computing earnings per share ("EPS") and makes them comparable to international EPS standards.

Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during each period of 49,735,583 shares and 49,819,232 shares for 1999 and 1998, respectively. Diluted EPS is computed by dividing net income by the weighted-average number of common shares and common stock equivalents outstanding during the period of 50,641,918 and 50,299,575 for 1999 and 1998, respectively. Common stock equivalents are comprised of warrants to purchase 394,097 and 264,430 common equivalent shares during the periods ended April 30, 1999 and 1998, respectively, and options to purchase 512,238 and 215,913 common equivalent shares during the periods ended April 30, 1999 and 1998, respectively. All prior-period EPS amounts presented conform to the provisions of SFAS No. 128.

D. In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustment and unrealized gain/loss on available for sale securities. For the three and six month period ended April 30, 1999, the difference between net income, as reported, and comprehensive income of $11,683,632 and $25,223,604, respectively, relates solely to the decrease in the unrealized gain on the available for sale securities of $6,250 during the three months ended April 30, 1999, and the net increase in the unrealized gain on available for sale securities of $1,518,250 for the six months ended April 30, 1999. There were no differences between comprehensive income and net income, as reported, during the three and six months ended April 30, 1998.

E. On May 11, 1999, the Company and Cox Communications, Inc. ("Cox") entered into an agreement and plan of merger, whereby the Company will be merged into a subsidiary of Cox. As a result of the merger, each outstanding share of Company common stock will be converted into the right to receive $31.25 in cash and
 .7418 shares of Cox Class A common stock. Each Company shareholder can elect to receive $62.50 in cash per Company share or 1.4836 shares of Cox Class A common stock per Company share. In the event that a shareholder elects to receive $62.50 per TCA share in cash or 1.4836 shares of Cox Class A common stock per TCA share, such shareholders election is subject to proration in the event that such elections would otherwise result in the payment of more than approximately $1.6 billion in cash or the issuance of more than approximately 38.5 million shares of Cox Class A common stock to Company shareholders. The closing of the merger is subject to certain conditions, including the approval of the common stockholders of the Company and the receipt of all necessary regulatory approvals.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30,
1998.

   REVENUES. Revenues increased by $9.7 million, or 10.0%, during the three months ended April 30, 1999 compared to the three months ended April 30, 1998. Management attributes approximately $5.6 million, or 57.3%, of the revenue increase to internal growth in cable systems, $3.2 million, or 33.2%, to internal growth in the Company's advertising insertion business and $0.9 million, or 9.5%, to growth in the Company's Internet access business.

   Revenues from basic and expanded basic cable television subscriptions increased $5.2 million, or 8.2%, during the three months ended April 30, 1999 compared to the three months ended April 30, 1998. As a percentage of revenues, revenues from basic and expanded basic subscriptions decreased to 64.3% of revenues for 1999 compared to 65.3% for 1998. Revenues from premium subscriptions decreased $0.4 million, or 3.2%, during 1999 compared to 1998. As a percentage of revenues, revenues from premium subscriptions decreased to 10.4% during 1999 compared to 11.8% during 1998. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $3.2 million, or 20.9%, to $18.7 million for the three months ended April 30, 1999 compared to $15.5 million for the three months ended April 30, 1998. As a percentage of revenues, cable advertising revenues increased to 17.6% during 1999 compared to 16.0% during 1998. Pay-per-view revenues increased $0.4 million, or 32.4%, during 1999 compared to 1998. As a percentage of revenues, revenues from pay-per-view increased to 1.6% during 1999 compared to 1.3% during 1998. Other revenues increased $1.2 million, or 22.0%, during 1999 compared to 1998 primarily due to an increase of $1.1 million in Internet access revenues. As a percentage of revenues, revenues from other sources increased to 6.1% in 1999 compared to 5.5% in 1998.

   EXPENSES. Operating expenses increased $8.0 million, or 11.8%, during the three months ended April 30, 1999 compared to the three months ended April 30, 1998. As a percentage of revenues, operating expenses increased to 71.4% for 1999 compared to 70.2% for 1998.

   Salaries, wages and benefits increased $2.2 million, or 13.3%, during 1999 compared to 1998. As a percentage of revenues, salaries, wages and benefits were 17.8% for 1999 compared to 17.2% for 1998. Programming and non- cable direct costs increased $3.9 million, or 15.3%, during 1999 compared to 1998. As a percentage of revenues, programming and non-cable direct costs were 28.1% for 1999 and 26.8% for 1998. The increase in programming costs is the result of increases of $3.0 million in cable programming costs, $0.8 million in the Company's payments to other cable operators of a percentage of advertising sales and $0.1 million in network access fees in the Internet access business. Other operating expenses increased $0.2 million, or 4.6%, during 1999 compared to 1998. As a percentage of revenues, other operating expenses were 3.4% for 1999 and 3.6% for 1998. Selling, general and administrative expensedecreased $0.1 million, or 0.5% during 1999 when compared to 1998. As a percentage of revenues, selling, general and administrative expenses were 7.2% for 1999 and 7.9% for 1998. Depreciation and amortization increased $1.7 million, or 12.0%, during 1999 when compared to 1998. As a percentage of revenues, depreciation and amortization was 14.9% for 1999 and 14.7% for 1998.

   Interest expense decreased $0.7 million, or 7.0%, in 1999 compared to 1998 as a result of the repayment of debt and a reduction in the Company's weighted average interest rate. The Company's weighted average interest rate was 6.6% for the three months ended April 30, 1999 compared to 6.8% for the three months ended April 30, 1998.

   INCOME TAXES. The Company's provision for income taxes was $7.4 million and $6.7 million in 1999 and 1998, respectively. The increase in taxes of 10.5% during the three months ended April 30, 1999 compared to the three months ended April 30, 1998 was a result of a 14.9% increase in income before income tax offset by a decrease in the effective tax rate to 38.8% in 1999 compared to 40.3% for 1998.

   MINORITY INTEREST. Minority interest in earnings was $2.6 million for 1999 and $2.8 million for 1998. Minority interest represents the portion of income before income taxes due to the minority partners in the Company's two partnerships. TCA Cable Partners is a partnership that is owned 75% by the Company and 25% by DR Partners, a division of Stephens Group, Inc. TCA Cable Partners II is a partnership owned 80% by the Company and 20% by TCI American Holdings IV, L.P., an affiliate of TCI Communications, Inc.

SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998.

   REVENUES. Revenues increased by $34.2 million, or 19.3%, during the six months ended April 30, 1999 compared to the six months ended April 30, 1998. Management attributes approximately $10.3 million, or 30.2%, of the revenue increase to internal growth in cable systems, $7.5 million, or 21.9%, to internal growth in the Company's advertising insertion business, $15.0 million, or 44.0% to cable system acqusitions and $1.8 million, or 5.1%, to growth in the Company's Internet access business. These increases in revenue were offset by a decrease of $.4 million, or 1.2%, resulting from the Company's sale of its long distance business.

   Revenues from basic and expanded basic cable television subscriptions increased $22.2 million, or 19.6%, during the six months ended April 30, 1999 compared to the six months ended April 30, 1998. As a percentage of revenues, revenues from basic and expanded basic subscriptions increased to 63.8% of revenues for 1999 compared to 63.6% for 1998. Revenues from premium subscriptions increased $1.4 million, or 6.9%, during 1999 compared to 1998. As a percentage of revenues, revenues from premium subscriptions decreased to 10.5% during 1999 compared to 11.7% during 1998. Cable advertising insertion revenues, including revenues from both the Company's cable advertising business and net cable advertising revenues from third parties, increased by approximately $7.0 million, or 22.2%, to $38.4 million for the six months ended April 30, 1999 compared to $31.4 million for the six months ended April 30, 1998. As a percentage of revenues, cable advertising revenues increased to 18.2% during 1999 compared to 17.7% during 1998. Pay-per-view revenues increased $0.7 million, or 31.2%, during 1999 compared to 1998. As a percentage of revenues, revenues from pay-per-view increased to 1.5% during 1999 compared to 1.3% during 1998. Other revenues increased $2.9 million, or 28.5%, during 1999 compared to 1998 primarily due to an increase of $2.0 million in Internet access revenues. As a percentage of revenues, revenues from other sources increased to 6.1% in 1999 compared to 5.7% in 1998.

   EXPENSES. Operating expenses increased $24.6 million, or 19.7%, during the six months ended April 30, 1999 compared to the six months ended April 30, 1998. As a percentage of revenues, operating expenses increased to 70.7% for 1999 compared to 70.5% for 1998. The increase in operating expenses during the six months ended April 30, 1999 is primarily due to the acquisition of cable systems February 1, 1998.

   Salaries, wages and benefits increased $6.4 million, or 20.1%, during 1999 compared to 1998. As a percentage of revenues, salaries, wages and benefits were 18.0% for 1999 compared to 17.9% for 1998. Programming and non- cable direct costs increased $10.6 million, or 22.2%, during 1999 compared to 1998.
As a percentage of revenues, programming and non-cable direct costs were 27.6% for 1999 and 26.9% for 1998. The increase in programming costs and non-cable direct costs is the result of increases of $5.2 million in internal growth in cable programming costs, $4.5 million in cable programming costs from acquisitions and $1.3 million in the Company's payments to other cable operators of a percentage of advertising sales, offset by a decrease of $0.4 million in network access fees in the long distance and Internet access business. Other operating expenses increased $0.5 million, or 7.6%, during 1999 compared to 1998. As a percentage of revenues, other operating expenses were 3.2% for 1999 and 3.6% for 1998. Selling, general and administrative expense increased $1.7 million, or 12.4% during 1999 when compared to 1998. As a percentage of revenues, selling, general and administrative expenses were 7.3% for 1999 and 7.7% for 1998. Depreciation and amortization increased $5.5 million, or 21.4%, during 1999 when compared to 1998. As a percentage of revenues, depreciation and amortization was 14.7% for 1999 and 14.4% for 1998.

   Interest expense increased $3.1 million, or 20.1%, in 1999 compared to 1998 as a result of increased borrowings to fund acquisitions. The Company's weighted average interest rate was 6.7% for the six months ended April 30, 1999 compared to 7.0% for the six months ended April 30, 1998.

   INCOME TAXES. The Company's provision for income taxes was $15.0 million and $13.5 million in 1999 and 1998, respectively. The increase in taxes of 11.1% during the six months ended April 30, 1999 compared to the six months ended April 30, 1998 was a result of a 13.6% increase in income before income tax offset by a decrease in the effective tax rate to 38.8% in 1999 compared to 39.6% for 1998.

   MINORITY INTEREST. Minority interest in earnings was $5.3 million for 1999 and $4.5 million for 1998. Minority interest represents the portion of income before income taxes due to the minority partners in the Company's two partnerships. TCA Cable Partners is a partnership that is owned 75% by the Company and 25% by DR Partners, a division of Stephens Group, Inc. TCA Cable Partners II is a partnership owned 80% by the Company and 20% by TCI American Holdings IV, L.P., an affiliate of TCI Communications, Inc.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has historically been able to meet its current and long-term liquidity and capital requirements, including dividends and fixed charges, through cash flow generated from operating activities, existing cash, bank lines of credit, and other external financing.

   Net cash flow from operating activities increased 14.4% to $70.9 million during the six months ended April 30,1999 from $62.0 million during 1998. The increase was principally due to internal growth in cable operations and advertising..

   At April 30, 1999, the Company had $223.0 million in borrowings under its bank credit facilities. The Company had $185.0 million borrowed under its primary credit facility which provides for up to $350 million in borrowings by the Company and expires on January 31, 2003. The primary credit facility provides for interest to be paid quarterly at prime or LIBOR plus an applicable margin . At April 30, 1999 the Company also had $38.0 million borrowed under additional credit facilities with two banks. The additional bank credit facilities provide for up to $40.0 million and $4.0 million in borrowings by the Company and expire May 2001 and April 2000, respectively. During the six months ended April 30, 1999 and 1998, the Company borrowed approximately $40.5 million and $605.6 million respectively and repaid approximately $63.5 million and $373.6 million, respectively. In the six months ended April 30,1999, the Company's bank debt carried a weighted average interest rate of 6.7%.

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

   The Company's revolving bank credit agreements and the private placements contain restrictive covenants including minimum cash flow ratios. Under these covenants, the Company's dividends, capital expenditures and fixed principal payments could also be limited. The Company was not in compliance with the fixed charge coverage covenant because of increased capital expenditures during the three months ended April 30, 1999. The Company has obtained waivers of noncompliance as of April 30, 1999 relating to this covenant. The Company may be in noncompliance in future periods. The Company believes it can obtain waivers of noncompliance as needed.

   The Company believes that EBITDA, defined as earnings before interest, taxes, depreciation and amortization, and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance or as an alternative to cash flows from operations as a measure of liquidity. The Company's ratio of indebtedness to EBITDA was 3.0x and 3.4x for the three months ended April 30, 1999 and 1998, respectively. The Company's interest coverage ratio, defined as the ratio of EBITDA to total interest expense, was 4.8x and 6.1x for the three months ended April 30, 1999 and 1998 respectively.

   The Company's capital expenditures totaled $43.2 million and $26.5 million in the six months ended April 30, 1999 and 1998, respectively. Funds were applied primarily toward the upgrade of the Company's cable systems and the purchase of subscriber equipment, including converter boxes. The Company has principally financed its capital expenditures through funds generated by its operating activities, and to a lesser extent, bank borrowings and private placements of debt securities. The Company expects to continue the upgrade of its cable systems in 1999 and anticipates total capital expenditure requirements in fiscal 1999 to be approximately 15% more than in 1998.

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

   The Company paid dividends on its common stock totaling approximately $4.0 million, or $0.08 per share in the three months ended April 30, 1999 and 1998.

   The Company believes that net cash provided by operating activities, borrowings under its bank credit facilities and the Company's ability to obtain financing will provide adequate sources of short-term and long-term liquidity in the future.

   On February 2, 1998, the Company formed a partnership, TCA Cable Partners II (the "TCI Transaction"), with TCI American Holdings IV, L.P.( the "TCI Affiliate") , an affiliate of TCI Communications Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $249.7 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. TCA Cable Partners II is consolidated in the financial statements of the Company and 20% of the estimated fair value of TCA Cable Partners II net assets were recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II is managed by the Company.

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

    Testing and remediation of all of the Company's systems and applications is not expected to exceed $1 million from inception in calendar year 1998 through completion in calendar year 1999. Of these costs, approximately $0.1 million was incurred through April 30, 1999. Approximately $0.5 million is expected to be incurred in fiscal 1999 with the remaining $0.2 million to be incurred in fiscal 2000. All estimated costs have been budgeted and are expected to be funded by cash flows from operations.

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

                          PART II - OTHER INFORMATION


    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a) Exhibits

                Exhibit No.                     Description
                -----------

                2.1         -- Agreement and Plan of Merger, dated as of May 11,
                               1999, by and among Cox Communications, Inc., Cox
                               Classic Cable, Inc. and TCA Cable TV, Inc.(5)

                3.1         -- Articles of Incorporation.(1)

                3.2         -- Articles of Amendment to Articles of
                               Incorporation.(2)

                3.3         -- Articles of Amendment to Articles of
                               Incorporation.(2)

                3.4         -- Articles of Amendment to Articles of
                               Incorporation.(3)

                3.5         -- Amended and Restated Bylaws.(4)

                4.1         -- Form of Stock Certificate.(1)

                4.2         -- Voting Agreement, dated as of May 11, 1999, by
                               and among TCA Cable TV, Inc., Cox communications,
                               Inc. and certain Stockholders of TCA Cable TV,
                               Inc.(5)

                4.3         -- Form of First Amendment to the Rights Agreement
                               dated as of January 15, 1998, by and between TCA
                               Cable TV, Inc. and ChaseMellon Securities
                               Services, L.L.C.(5)

                27.1        -- Financial Data Schedule.*

             (b) Reports on Form 8-K.

                The Company filed a Current Report on Form 8-K filed May 11, 1999, reporting an Item 5. Other Event regarding the Company's merger with Cox Communications, Inc.

    -------------

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

    (5) Previously filed as an exhibit to Registrant's Form 8-K filed May 11, 1999 and incorporated herein by reference.

                                   SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                             TCA CABLE TV, INC.


                                             /s/ FRED R. NICHOLS
                                             -------------------
                                                 Fred R.Nichols
    Date: June 11, 1999                     Chairman and Chief Executive Officer


                                            /s/ JIMMIE F. TAYLOR
                                            --------------------
                                                Jimmie F. Taylor
    Date: June 11, 1999                     Vice President, CFO, and Treasurer

                                 EXHIBIT INDEX
                                 -------------

                Exhibit No.                     Description
                -----------                     -----------

                2.1         -- Agreement and Plan of Merger, dated as of May 11,
                               1999, by and among Cox Communications, Inc., Cox
                               Classic Cable, Inc. and TCA Cable TV, Inc.(5)

                3.1         -- Articles of Incorporation.(1)

                3.2         -- Articles of Amendment to Articles of
                               Incorporation.(2)

                3.3         -- Articles of Amendment to Articles of
                               Incorporation.(2)

                3.4         -- Articles of Amendment to Articles of
                               Incorporation.(3)

                3.5         -- Amended and Restated Bylaws.(4)

                4.1         -- Form of Stock Certificate.(1)

                4.2         -- Voting Agreement, dated as of May 11, 1999, by
                               and among TCA Cable TV, Inc., Cox communications,
                               Inc. and certain Stockholders of TCA Cable TV,
                               Inc.(5)

                4.3         -- Form of First Amendment to the Rights Agreement
                               dated as of January 15, 1998, by and between TCA
                               Cable TV, Inc. and ChaseMellon Securities
                               Services, L.L.C.(5)

                27.1        -- Financial Data Schedule.*

    -------------

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

    (5) Previously filed as an exhibit to Registrant's Form 8-K filed May 11, 1999 and incorporated herein by reference.