Form 10-Q/A
period 1999-04-30
TCA CABLE TV INC
filed 1999-06-22
CIK 700997

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

                             ---------------------

     The number of shares outstanding of the registrant's common stock as of June 10, 1999 was:

                       49,863,063 shares of common stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Reference is made to the current report on Form 10-Q (the "Form 10-Q") filed by TCA Cable TV, Inc. (the "Company") on June 14, 1999. The Form 10-Q is hereby amended to change the following:

          1. Increase the number of common shares authorized on the Consolidated Balance Sheets from 60,000,000 to 120,000,000 at April 30, 1999. This change is the result of an amendment to the Company's Articles of Incorporation approved by the Company's shareholders at its annual meeting held March 30, 1999.

          2. Change the cash paid for acquisitions on the Consolidated Statements of Cash Flows from $249,890,220 to zero for the six months ended April 30, 1999 and from zero to $249,890,220 for the six months ended April 30, 1998.

     The Form 10-Q is hereby amended to read in its entirety as follows:

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                               PAGE
                                                               NO.
                                                               ----
PART I -- FINANCIAL INFORMATION
  Consolidated Balance Sheets -- April 30, 1999 and October
     31, 1998...............................................      3
  Consolidated Statements of Operations -- Three and Six
     months ended April 30, 1999 and 1998...................      4
  Consolidated Statement of Shareholders' Equity -- Six
     months ended April 30, 1999............................      5
  Consolidated Statements of Cash Flows -- Six months ended
     April 30, 1999 and 1998................................      6
  Notes to Consolidated Financial Statements................      7
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   8-12
PART II -- OTHER INFORMATION................................     13
SIGNATURES..................................................     14

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                APRIL 30,       OCTOBER 31,
                                                                   1999             1998
                                                              --------------   --------------
                                                               (UNAUDITED)
Cash........................................................  $    3,559,866   $    5,763,140
                                                              --------------   --------------
Accounts receivable, customers..............................      21,913,825       18,929,089
                                                              --------------   --------------
Accounts receivable, other..................................       1,865,495        1,737,397
                                                              --------------   --------------
Income tax receivable.......................................       1,354,826               --
                                                              --------------   --------------
Property, plant and equipment, at cost:
  Land......................................................       5,329,731        5,241,470
  Distribution systems......................................     481,146,219      444,642,934
  Transportation equipment..................................      18,087,210       16,992,631
  Other.....................................................      55,264,839       49,611,572
                                                              --------------   --------------
                                                                 559,827,999      516,488,607
  Less accumulated depreciation.............................    (237,695,426)    (217,293,618)
                                                              --------------   --------------
                                                                 322,132,573      299,194,989
                                                              --------------   --------------
Other assets:
  Intangibles, net of accumulated amortization of
     $128,160,421 and $117,552,728, respectively............     722,438,917      731,796,648
  Prepaid expenses and other assets.........................      15,100,358       13,351,150
                                                              --------------   --------------
                                                                 737,539,275      745,147,798
                                                              --------------   --------------
                                                              $1,088,365,860   $1,070,772,413
                                                              ==============   ==============

                                         LIABILITIES

Accounts payable............................................  $   26,784,008   $   15,030,913
Accrued expenses............................................      28,484,249       30,639,397
Subscriber advance payments.................................       2,267,449        2,530,559
Income tax payable..........................................              --        1,225,506
Deferred income taxes.......................................      89,580,000       83,180,000
Debt........................................................     529,011,352      552,016,193
                                                              --------------   --------------
                                                                 676,127,058      684,622,568
                                                              --------------   --------------
Redeemable minority interest................................     196,134,029      192,687,542
Contingencies and commitments

                                    SHAREHOLDERS' EQUITY

  Preferred stock, $1.00 par value, 5,000,000 shares
     authorized; none issued
  Common stock, $.10 par value, 120,000,000 and 60,000,000
     shares authorized; 50,172,114 and 50,101,543 shares
     issued, respectively...................................       5,017,211        5,010,154
  Additional paid-in capital................................      58,089,026       54,823,338
  Retained earnings.........................................     158,887,063      143,138,112
  Accumulated other comprehensive income....................       1,518,750               --
                                                              --------------   --------------
                                                                 223,512,050      202,971,604
  Less treasury stock, at cost, 314,516 and 482,516 shares,
     respectively...........................................      (7,407,277)      (9,509,301)
                                                              --------------   --------------
                                                                 216,104,773      193,462,303
                                                              --------------   --------------
                                                              $1,088,365,860   $1,070,772,413
                                                              ==============   ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                APRIL 30,                     APRIL 30,
                                        --------------------------   ---------------------------
                                            1999          1998           1999           1998
                                        ------------   -----------   ------------   ------------
Revenues..............................  $106,237,590   $96,580,112   $211,635,722   $177,454,243
                                        ------------   -----------   ------------   ------------
Operating expenses:
  Salaries, wages and benefits........    18,868,241    16,648,307     38,045,250     31,687,907
  Programming and non-cable direct
     costs............................    29,795,231    25,849,798     58,301,503     47,709,777
  Other operating expenses............     3,622,424     3,463,956      6,815,867      6,333,569
  Selling, general and
     administrative...................     7,638,376     7,673,258     15,390,349     13,698,666
  Depreciation and amortization.......    15,871,065    14,171,832     31,117,652     25,629,836
                                        ------------   -----------   ------------   ------------
                                          75,795,337    67,807,151    149,670,621    125,059,755
                                        ------------   -----------   ------------   ------------
  Operating income....................    30,442,253    28,772,961     61,965,101     52,394,488
Other income..........................        11,541        42,627        107,379      1,128,364
Interest expense......................    (8,769,835)   (9,433,304)   (18,021,138)   (14,896,656)
Minority interest.....................    (2,594,076)   (2,761,527)    (5,346,487)    (4,540,236)
                                        ------------   -----------   ------------   ------------
          Income before income
            taxes.....................    19,089,883    16,620,757     38,704,855     34,085,960
                                        ------------   -----------   ------------   ------------
Provision for income taxes:
  Current.............................     4,200,000     3,500,000      8,600,000      7,000,000
  Deferred............................     3,200,000     3,200,000      6,400,000      6,500,000
                                        ------------   -----------   ------------   ------------
                                           7,400,000     6,700,000     15,000,000     13,500,000
                                        ------------   -----------   ------------   ------------
          Net Income..................  $ 11,689,883   $ 9,920,757   $ 23,704,855   $ 20,585,960
                                        ============   ===========   ============   ============
Basic earnings per common share.......  $       0.24   $      0.20   $       0.48   $       0.41
                                        ============   ===========   ============   ============
Diluted earnings per common share.....  $       0.23   $      0.20   $       0.47   $       0.41
                                        ============   ===========   ============   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                                            ACCUMULATED
                                         COMMON STOCK ISSUED     ADDITIONAL                                    OTHER
                                       -----------------------    PAID-IN       RETAINED      TREASURY     COMPREHENSIVE
                                         SHARES       AMOUNT      CAPITAL       EARNINGS        STOCK         INCOME
                                       ----------   ----------   ----------   ------------   -----------   -------------
Balance, October 31, 1998............  50,101,543   $5,010,154   54,823,338   $143,138,112   $(9,509,301)
  Net income for the six months ended
    April 30, 1999...................                                           23,704,855
  Issuance of common stock...........      28,518        2,852      949,901
  Issuance of treasury stock in
    connection with an acquisition...                             2,097,976                    2,102,024
  Stock options exercised............      42,053        4,205      123,911
  Cash dividends at $.16 per share...                                           (7,955,904)
  Amortization of warrants...........                                93,900
    Net unrealized gain on
      available-for-sale
      securities.....................                                                                       $1,518,750
                                       ----------   ----------   ----------   ------------   -----------    ----------
Balance, April 30, 1999..............  50,172,114   $5,017,211   58,089,026   $158,887,063   $(7,407,277)   $1,518,750
                                       ==========   ==========   ==========   ============   ===========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                      TCA CABLE TV, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    SIX MONTHS ENDED
                                                                        APRIL 30,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
Cash flows from operating activities:
  Net income................................................  $  23,704,855   $  20,585,960
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation expense....................................     20,440,964      16,669,636
    Amortization expense....................................     10,676,688       8,960,200
    Deferred income taxes...................................      6,400,000       6,500,000
    Gain on sale of assets..................................        (85,246)     (1,062,268)
    Minority interest in earnings...........................      5,346,487       4,540,236
    Stock warrant amortization..............................         93,900          93,900
    Contribution of common stock to retirement plan.........        675,879         554,804
    Employee stock bonus....................................        276,875         270,313
  Changes in operating assets and liabilities:
    Accounts receivable, customers..........................     (2,984,736)     (2,469,601)
    Accounts receivable, other..............................       (128,098)     (1,376,575)
    Prepaid expenses and other assets.......................       (222,658)     (1,234,266)
    Income tax receivable...................................     (1,354,826)     (1,364,960)
    Accounts payable........................................     11,753,095       1,480,909
    Subscriber advance payments.............................       (263,110)      1,837,302
    Income tax payable......................................     (1,225,506)
    Accrued expenses........................................     (2,155,148)      7,997,802
                                                              -------------   -------------
        Net cash provided by operating activities...........     70,949,415      61,983,392
                                                              -------------   -------------
Cash flows from investing activities:
  Cash paid for acquisitions................................                   (249,890,220)
  Capital expenditures......................................    (43,216,915)    (26,540,283)
  Proceeds from sale of assets..............................      2,804,654       3,884,104
                                                              -------------   -------------
        Net cash used in investing activities...............    (40,412,261)   (272,546,399)
                                                              -------------   -------------
Cash flows from financing activities:
  Borrowings of debt........................................     40,500,000     605,599,999
  Repayments of debt........................................    (63,504,841)   (373,604,382)
  Debt issuance costs.......................................         (7,800)    (10,195,447)
  Proceeds from stock options exercised.....................        128,117         747,216
  Partnership capital contributions.........................      1,400,000
  Partnership distributions.................................     (3,300,000)     (3,300,000)
  Dividends paid............................................     (7,955,904)     (7,972,259)
                                                              -------------   -------------
        Net cash provided by (used in) financing
        activities..........................................    (32,740,428)    211,275,127
                                                              -------------   -------------
Net increase (decrease) in cash.............................     (2,203,274)        712,120
Cash at beginning of period.................................      5,763,140       3,270,190
                                                              -------------   -------------
Cash at end of period.......................................  $   3,559,866   $   3,982,310
                                                              =============   =============
Supplemental cash flow information:
  Interest paid.............................................     17,957,126      10,326,989
                                                              =============   =============
  Income taxes paid.........................................  $  11,180,332       8,364,960
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

     Salaries, wages and benefits increased $2.2 million, or 13.3%, during 1999 compared to 1998. As a percentage of revenues, salaries, wages and benefits were 17.8% for 1999 compared to 17.2% for 1998. Programming and non-cable direct costs increased $3.9 million, or 15.3%, during 1999 compared to 1998. As a percentage of revenues, programming and non-cable direct costs were 28.1% for 1999 and 26.8% for 1998. The increase in programming costs is the result of increases of $3.0 million in cable programming costs, $0.8 million in the Company's payments to other cable operators of a percentage of advertising sales and $0.1 million in network access fees in the Internet access business. Other operating expenses increased $0.2 million, or 4.6%, during 1999 compared to 1998. As a percentage of revenues, other operating expenses were 3.4% for 1999 and 3.6% for 1998. Selling, general and administrative expense decreased $0.1 million, or 0.5% during 1999 when compared to 1998. As a percentage of revenues, selling, general and administrative expenses were 7.2% for 1999 and 7.9% for 1998. Depreciation and amortization increased $1.7 million, or 12.0%, during 1999 when compared to 1998. As a percentage of revenues, depreciation and amortization was 14.9% for 1999 and 14.7% for 1998.

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

     Six Months Ended April 30, 1999 Compared to Six Months Ended April 30,
     1998.

     Revenues. Revenues increased by $34.2 million, or 19.3%, during the six months ended April 30, 1999 compared to the six months ended April 30, 1998. Management attributes approximately $10.3 million, or 30.2%, of the revenue increase to internal growth in cable systems, $7.5 million, or 21.9%, to internal growth in the Company's advertising insertion business, $15.0 million, or 44.0% to cable system acquisitions and $1.8 million, or 5.1%, to growth in the Company's Internet access business. These increases in revenue were offset by a decrease of $.4 million, or 1.2%, resulting from the Company's sale of its long distance business.

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

     Net cash flow from operating activities increased 14.4% to $70.9 million during the six months ended April 30,1999 from $62.0 million during 1998. The increase was principally due to internal growth in cable operations and advertising.

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

     On February 2, 1998, the Company formed a partnership, TCA Cable Partners II (the "TCI Transaction"), with TCI American Holdings IV, L.P.( the "TCI Affiliate"), an affiliate of TCI Communications Inc. The Company contributed certain cable systems in Texas and New Mexico serving approximately 155,000 subscribers and $46.6 million in unsecured debt and the TCI Affiliate contributed its cable systems in north Texas and western Louisiana, serving approximately 150,000 subscribers and $249.7 million in unsecured debt, in exchange for an 80% and 20% partnership interest, respectively, in TCA Cable Partners II. The cable systems contributed by the Company and the TCI Affiliate are each valued at approximately $315 million. The Company financed the TCI Transaction with a portion of the proceeds from a $150 million increase in the Company's primary credit facility and the issuance of $200 million in public debt. TCA Cable Partners II is consolidated in the financial statements of the Company and 20% of the estimated fair value of TCA Cable Partners II net assets were recorded by the Company as a redeemable minority interest at the acquisition date. The TCI Affiliate has the right to require the Company to purchase the TCI Affiliate's 20% partnership interest at fair market value beginning February 2003 through February 2023 (the "Put and Call Period"), the termination date of the partnership agreement. The Company has a corresponding right to require the TCI Affiliate to sell its 20% partnership interest in TCA Cable Partners II to the Company at fair market value during the Put and Call Period. TCA Cable Partners II is managed by the Company.

     On July 24, 1997, the Company filed a shelf registration with the SEC for a public debt offering of up to $300 million. On February 2, 1998, the Company issued $200 million in bonds with a coupon of 6.53% and a 10 year put to finance the TCI Transaction. The Company received a rating of BBB+ from Standard & Poor's and Baa2 from Moody's. In connection with this debt offering, the Company entered into treasury lock transactions (the "Treasury Locks") with a notional amount of $100 million in August 1997. The Treasury Locks were designated as a hedge against interest rate changes prior to the closing of the debt offering. In January 1998, the Treasury Locks were terminated at a cost of $7.9 million. The cost is being amortized over the term of the public debt as an interest rate yield adjustment.

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

                                            TCA CABLE TV, INC.

Date: June 11, 1999                                /s/ FRED R. NICHOLS
                                            ------------------------------------
                                            Fred R. Nichols
                                            Chairman and Chief Executive Officer

Date: June 11, 1999                               /s/ JIMMIE F. TAYLOR
                                            ------------------------------------
                                            Jimmie F. Taylor
                                            Vice President, CFO, and Treasurer

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